Form 10KSB40
period 1999-03-31
CALENDAR CAPITAL INC
filed 1999-11-08
CIK 716399

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended March 31, 1999

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                to

Commission File Number: 0-12612

Calendar Capital, Inc.
(Name of Small Business Issuer in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1442918 (I.R.S. Employer Identification No.)

Riverplace
65 Main Street, SE, Suite 136
Minneapolis, Minnesota 55414
(Address of principal executive offices)

612-676-1436
(Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

Common Stock, $0.01 par value

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

   Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

   The issuer's revenues for its most recent fiscal year were $-0-.

   The aggregate market value of the shares of common stock as of March 31, 1999 (based upon a bid price of $.01 per share) held by nonaffiliates of the registrant was approximately $73,333.00.

   Check whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

As of March 31, 1999, there were 7,376,418 shares of commons stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  BUSINESS

Business Development

    Calendar Capital, Inc. is a corporation organized under Minnesota law. The corporation was formerly named AorTech, Inc. ("AorTech"). Angicor Limited ("Angicor"), incorporated under Minnesota law November 16, 1981, was a predecessor of the Company. Angicor commenced operations in January of 1983 as a manufacturer and marketer of mechanical heart valves and sought protection from its creditors by means of commencing a bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code on July 15, 1988. On February 2, 1990, a plan of reorganization of Angicor was approved by order of a bankruptcy court. Pursuant to the plan of reorganization, effective March 5, 1990, Angicor was merged with Medical Funding Corporation ("MFC"), a Minnesota corporation incorporated on October 19, 1989. MFC had been organized to raise capital from investors which would be made available to Angicor upon approval of the plan of reorganization by the bankruptcy court. Pursuant to the Articles of Merger, the filing of which caused the merger between Angicor and MFC to be effective, Angicor became the surviving corporation in the merger and its name was changed to AorTech, Inc.

    On May 11, 1990, AorTech established a wholly-owned subsidiary, AorTech (Europe), Ltd., with facilities located in Bothwell, Scotland, United Kingdom ("AorTech Europe"). AorTech Europe performed final assembly, sterilization, packaging and labeling of AorTech products. (Unless the context otherwise requires, "AorTech" refers jointly to AorTech, Inc. and its wholly-owned subsidiary AorTech Europe.)

    Effective June 30, 1991, the Company, in a merger transaction, acquired the operating assets and the business of A-1 Engineering, Inc., a Minnesota corporation ("A-1 Engineering"). A-1 Engineering was engaged in the design and manufacture of high precision machine parts and plastic injection molds and was the sole source provider of the machining for the titanium orifice used in AorTech's Ultracor™ heart valve. The merger with A-1 Engineering enabled AorTech to gain control of and vertically integrate the machining of the titanium orifice which was a prime component of the heart valve. AorTech was A-1 Engineering's largest single customer at the time of the merger, accounting for approximately 25% of A-1 Engineering's revenues. In addition, A-1 Engineering performed various machining operations for approximately fifty other customers ranging from large national companies to small job shops.

    Following the merger, AorTech encountered significant problems integrating the A-1 Engineering operations into its corporate culture due to the difference in the type of business being conducted and basic differences in the operating strategies between AorTech and the former owners of A-1 Engineering. Effective January 25, 1992, AorTech entered into an asset purchase agreement to sell certain assets of its A-1 Engineering division, exclusive of all heart valve related assets, to the former owners of A-1 Engineering. In consideration of the assets sold, AorTech received cash, a promissory note and certain shares of AorTech common stock for cancellation. As a result of the asset sale, AorTech was no longer involved in any of the operations previously conducted by A-1 Engineering, except for those operations associated with machining the titanium orifice for the Ultracor valve.

    During 1992, AorTech experienced significant financial difficulties. After considering numerous alternatives to remedy the Company's problems, management of AorTech decided to sell substantially all of the Company's operating assets. Effective November 2, 1992, AorTech entered into an agreement to sell substantially all of its operating assets to Followmotion Limited, a Scotland corporation (the "Purchaser"). The principal shareholder of Followmotion Limited is J. Gordon Wright, who at the time of the sale, owned or had the right to purchase approximately 5% of the Company's issued and outstanding common stock and who is a former director of the Company. Mr. Wright is also a principal in an entity from which the Company agreed to lease approximately 15,000 square feet of space in Scotland under a ten-year lease for £102,000 (approximately $160,000) per year at the time. The lease was assumed by the Purchaser as part of the sale. The purchase agreement provided for the sale by AorTech and AorTech Europe of all of the operating assets of AorTech Europe and the heart valve business of AorTech.

    The sale of substantially all of AorTech's operating assets was approved at a Special Meeting of Shareholders held on March 26, 1993. At such meeting, the shareholders also approved a change in the name of the Company and on March 31, 1993, the name of the corporation was changed to Calendar Capital, Inc. The name of AorTech (Europe), Ltd. was subsequently changed to Followmotion No.2, Ltd.

    The Company subsequently undertook to enter the gaming business.

Business of Issuer

    Following the sale of its medical device business, the Company's only significant assets were cash and the note receivable from the Purchaser. The original note called for payment of $2,176,000, subject to certain reductions or additions, in twenty-four monthly installments. Effective September 30, 1993, the Company agreed to amend the purchase agreement to reduce the amount of the monthly payments, increase the interest rate and extend the payment schedule through February of 1995. In April 1994, the amended purchase agreement was again modified to address the Company's inability to obtain the product liability insurance required pursuant to the purchase agreement and the Purchaser's ongoing inability to meet the payment schedule due to lower than expected sales of the heart valve. Under the restructured agreement, the Purchaser released the Company from any obligation to maintain product liability insurance, which resulted in the elimination of a $250,000 liability for premium payments on the Company's balance sheet, and the Company in turn agreed to a negotiated pay-off balance of $480,000 to be paid without interest or any of the adjustments provided for in the original purchase agreement. The parties agreed that the negotiated balance would be due and payable $80,000 immediately and $40,000 per month for the subsequent ten months ending February 1995.

    On August 1, 1994, the Purchaser notified the Company that it was unable to continue making the agreed upon payments. Subsequent attempts by the Company to collect the balance were met with claims of breech of warranty by the Purchaser against the Company. Lacking the financial resources to pursue legal action for collection in Scotland or to defend against counterclaims by the Purchaser which could be anticipated if legal action were initiated, the Company reached a final settlement with the Purchaser in June 1995.

    Under the terms of the settlement, the Purchaser agreed to pay off the holder of a convertible debenture issued by the Company in the face amount of $100,000 in exchange for the release from any further obligation to the Company and cooperation in the finalization of certain documents required to accomplish transfer of patents on the heart valve in various countries. The debenture holder had reduced his claim for repayment to a judgment in the Minnesota courts and had filed an action in Scotland placing a lien against any amounts due the Company. The three-way settlement enabled the Company to satisfy its obligation to the debenture holder, thus realizing a part of the remaining balance due from the asset sale. The Company recorded an additional loss on discontinued operations in the amount of $215,000 as a result of the settlement.

    After the sale, and operating with minimal staff, the Company proceeded to explore opportunities in the gaming industry in the Caribbean and elsewhere. In July of 1993, the Company entered into a letter agreement for the exclusive use, for a five-year period, of a permit ostensibly granted to Alpha Travel (Antigua), Ltd. by the Cabinet of Antigua and Barbuda, West Indies, to operate a cruise ship with casino gaming aboard from that island nation. To facilitate this proposed activity, the Company formed a wholly-owned subsidiary corporation known as Caribbean Casinos, Ltd., an Antiguan corporation. Caribbean Casinos, Ltd. assumed by assignment a Bareboat Charter Agreement (the "Charter") for a 167-foot luxury yacht which contained a complete casino on one of its four decks. The ship was insured for the carrying of up two hundred passengers on cruises in coastal waters. The Company also purchased gaming equipment for the ship's casino totaling $352,000 and incurred deferred pre-opening costs of $72,000.

    In early October 1993, the Company received documentation regarding the updated permit from the government of Antigua. The updated documentation, when received, did not contain certain requested tax and maritime requirement concessions that the Company understood it would receive nor was the permit for a five-year period as was required by the letter agreement. As a result, the Company determined that operation of the gaming/cruise ship in Antigua was neither politically nor economically feasible and all associated pre-operating costs were expensed. The Company also terminated its agreement with Alpha Travel pursuant to a mutual release.

    The Company removed the ship, its equipment and all staff from Antigua on November 1, 1993. The Company actively sought an alternative location from which to operate the ship until May 31, 1994, but it was unsuccessful in identifying a location where the ship could be profitably operated. During this period, Caribbean Casinos, Ltd. was unable to keep the monthly Charter payments current and eventually the owner of the ship drew down the $100,000 letter of credit that had been posted by the Company to secure payments by Caribbean Casinos. The drawing on the letter of credit brought the Charter payments current through June 30, 1994. On May 31, 1994, Caribbean Casinos, Ltd. notified the owner of the ship that it was unable to continue meeting the monthly Charter payment of $20,000 and associated operating expenses and was returning the ship to the owner's control. The Charter was for an 18-month period ending December 31, 1994. Thus, Caribbean Casinos, Ltd. breached the Charter. Caribbean Casinos, Ltd. commenced dissolution proceedings and had no assets. The ship's owner advised management that he had no intention of pursuing any claims and has re-chartered the ship.

    Effective April 2, 1994, the Company entered into a series of agreements resulting in the acquisition of fifty-one percent (51%) of the stock of Lightning Casino St. Maarten N.V., a limited liability company incorporated under the laws of St. Maarten, Netherlands Antilles. Lightning Casino St. Maarten N.V. owns and operates the Lightning Casino and Sports Book located on the Island of St. Maarten, N.A. The Company acquired its interest for $2,000,000 of which $53,000 was paid in cash, $300,000 by agreement to acquire and deliver certain gaming equipment and by delivery of a promissory note in the amount of $1,647,000 due March 31, 1995 without interest. Under the Agreement, all amounts Calendar Capital expended in the operation, expansion and enhancement of the Casino prior to the due date of the note and 51% of distributable net profits of the Casino were to be applied to reduce the principal balance.

    The note was secured by the shares purchased which were placed in escrow. In the event the Company failed to meet the terms of the Note by investing at least $1,647,000 in cash or equivalents on or before March 31, 1995, by the terms of the Note and Stock Purchase Agreement, the Company would forfeit all of its investment to date and would be foreclosed from bringing any action for recovery, in addition, the shares purchased would be canceled.

    The Company also entered into a one-year renewable Operating Management Agreement with Lightning Casino St. Maarten N.V. whereby it agreed to engage for the Casino professional casino management and to assume operational control of the facility. The Company transferred the casino managers it had contracted with to operate the casino aboard the ship it planned to operate in Antigua to the Lightning Casino in April 1994 and subsequently transferred the gaming equipment from the ship to the Lightning Casino location as well.

    The Company operated the Lightning Casino from April 1994 through October of that year. The Company relinquished its operating rights when it became apparent that the Company's plans for raising additional equity capital to enable it to pay the remaining balance due on its commitment to pay for its interest by March 31, 1995 were not going to be achieved. On April 2, 1995, the Company was formally noticed of its default under the terms of the Stock Purchase Agreement and subsequently forfeited its investment to date. By the terms of the Agreement, its shares in the Lightning Casino were returned to the casino company by the escrow agent for cancellation. The Company recorded a loss of $471,600 on the acquisition contract.

    The Company was also for a time during fiscal 1994 and 1995 a joint proponent of a liquidating Plan of Reorganization whereby the Company sought to acquire the assets of Lilly Belle's, Inc., a Colorado company. Lilly Belle's owned and operated a casino in Black Hawk, Colorado, that was involved in reorganization proceedings pursuant to Chapter 11 of the U.S. Bankruptcy Code. After an amended Disclosure Statement filed with the Bankruptcy Court in conjunction with the plan was held to be inadequate by the Bankruptcy Court on April 23, 1994, pending finalization of an audit of Lilly Belle's, Inc. and a determination by the Colorado Gaming Commission on the license application of the Company. The audit of Lilly Belle's was completed and the Company, its officers and directors were licensed by the Colorado Gaming Commission in June 1994. The Company withdrew from the proceedings due to its inability to raise the necessary financing to fund the plan.

    The Company has had no operations since surrendering its management of the Lightning Casino. In December of 1994, faced with the lack of cash flow caused by the default of the asset purchaser in Scotland and an inability to raise additional equity capital, the Company closed down its offices, released its remaining employees and ceased operations.

    The directors of the Company have subsequently been seeking a reverse merger opportunity with a privately held company in order to rebuild shareholder value. In July 1999, the Board appointed new directors and the previous directors resigned. The new Board has elected new officers and intends to pursue a merger with a privately-held Internet incubator company which is also controlled by the same Board members.

Competition

    There are, at any point in time, numerous publicly held shell corporations available for prospective merger candidates, many of which have fewer liabilities, more cash and other assets as well as other desirable attributes than does the registrant.

Personnel

    Until July 1999, the Company had no active employees or management personnel. In July 1999, a Chief Executive Officer was elected. The Company still has no other employees.

ITEM 2.  PROPERTIES

    Beginning in July 1999, the Company shares office space with its potential merger partner and it has no other properties which it owns or leases.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is in default on $385,000 in convertible debentures. One debenture holder has a judgment against the Company for the $125,000 face amount of his debenture plus accrued interest. The Company settled with another debenture holder during June 1995 who also had a judgment for $100,000 plus accrued interest. The Company is also in default on an employment contract it had with its former Chief Executive Officer. (See Executive Compensation at Item 10).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not hold any shareholders meetings within the last five fiscal years and no matters were submitted to a vote of shareholders.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock was, until October 1, 1999, traded on the OTC: Bulletin Board. From July 15, 1991 until June 9, 1994, the Company's common stock had been traded on the NASDAQ Small-Cap Market System under the symbol "CCAP." On June 9, 1994, the stock was de-listed by NASDAQ for failure to maintain an adequate bid price. From September 5, 1990, when trading was reestablished, until July 15, 1991, the common stock was traded in the Minneapolis/St. Paul Local Over-the-Counter Market.

    The following table sets forth, for the periods indicated, the range of high and low bid prices of the Company's common stock. The prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended March 31, 1998	High	Low	Fiscal Year Ended March 31, 1999	High	Low
First Quarter	$.005	$.005	First Quarter	$.020	$.010
Second Quarter	$.005	$.005	Second Quarter	$.010	$.005
Third Quarter	$.015	$.005	Third Quarter	$.020	$.005
Fourth Quarter	$.015	$.010	Fourth Quarter	$.005	$.001

    The Company has never paid a cash dividend on its capital stock and does not expect to pay a cash dividend in the foreseeable future. No dividends may be paid on common stock unless adequate provision has been made for payment of all dividends, if any, due with respect to Series B Convertible Preferred Stock.

    As of March 31, 1999, the Company had approximately 1,216 shareholders of record.

ITEM 6.  PLAN OF OPERATION

    During the fiscal year ended March 31, 1995, the Company was forced to default on its purchase of a 51% interest in Lightning Casino St. Maarten and to surrender its operating agreement for that enterprise. Since that fiscal year end, the Company had no operations.

    It is currently the Company's plan to maintain its status as a publicly-held corporation and to seek a merger with a privately held company which wishes to be public. The recently elected Board of Directors believes such a merger can be accomplished with a privately-held company they control.

Cash Requirements

    Since ceasing operations, the Company has not been able to fund the normal maintenance requirements for a public company, including the cost of preparing periodic filings with the SEC, annual audit expense, transfer agent fees and other miscellaneous items. The new Board of Directors elected July 1999, have agreed to fund these expenses going forward.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

    Stated following are the names, ages and positions of each of the directors and executive officers of Calendar Capital, Inc., the year when each director became a member of the Board of Directors and information regarding the business experience of each of the identified persons during the past five years. Under the provisions of the Bylaws of the Company, directors are elected to serve for a term expiring at the next annual meeting of shareholders and until their successors are elected and qualify. Officers are elected to serve for an indefinite term.

Name	Age	Director Since	Position
Vincent G. Ella	60	1992	Chairman of the Board of Directors (Resigned July 27, 1999)
John B. Knauff	66	1991	Director (Resigned July 27, 1999)
Paul D. Crawford	64	1999	Director (Elected July 22, 1999)
Daniel C. Neisen	37	1999	Director (Elected July 22, 1999)

    Vincent G. Ella was chief executive officer of the Company from August 1, 1993 until the Company closed its operations in January 1995. From December 1991 to August 1993, he served as in-house General Counsel of the Company. From December 1991 to June 1992, Mr. Ella also served as Executive Vice President of the Company. Since June 1992, Mr. Ella served as Chairman of the Board of Directors. He became Chief Executive Officer of the Company on August 1, 1993. From September 1989 to August 1991, Mr. Ella served as a director of the Company and between July 1990 and August 1991, as the Chairman of the Board of Directors. Since February 1, 1995, Mr. Ella has been associated with the law firm of Messerli & Kramer P.A., Minneapolis, Minnesota. From September 1987 to August 1991, he was a shareholder of the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., Bloomington, Minnesota. Mr. Ella resigned from the Board July 27, 1999. Mr. Ella is continuing to provide certain legal services as special securities counsel to the company.

    John B. Knauff has been a Professor/MBA Director in Information and Operations Management in the Graduate Program in Management at the University of St. Thomas since September 1985. Mr. Knauff has also taught at the University of Minnesota for the past 15 years as an adjunct professor. From October 1978 to January 1992, he also was President of Knauff and Associates, Inc., Consultants to Management. Mr. Knauff resigned from the Board July 27, 1999.

    Paul D. Crawford is currently the Chief Executive Offer of Internet Holdings, Inc., an incubator company for start-up Internet-related companies as well as the CEO of Calendar Capital, Inc. From July 1995 to June 1996, he was Chief Executive Offer of Restaurant Concepts, Inc. From July 1993 through January 1996, he was also a registered securities representative. On September 15, 1997, without admitting or denying the allegations, Crawford accepted a censure and two years suspension from the securities industry by agreement with NASD Regulation, Inc. In December 1996, Mr. Crawford declared personal bankruptcy and was discharged in March 1997. Mr. Crawford has been involved in numerous early stage companies through Crawford Capital Corporation. Mr. Crawford has been an entrepreneur as well as a venture capitalist. In 1981 he founded Cellcom Corporation to file for the first Twin Cities wireless cellular telephone license. Cellcom was funded by a small group of Twin Cities' entrepreneurs. Cellcom subsequently entered into a strategic relationship with MCI. MCI/ Cellcom was issued the license by the F.C.C. in 1983 and began operating in 1984. The MCI/Cellcom cellular license was acquired by McCaw Communications in July, 1986.

    Daniel C. Neisen, along with his brother, Dennis, founded Neisen Brothers Partnership in 1980. The Partnership acquires and manages several on and off sale municipal liquor establishments in Minnesota and also owns extensive farmland in Central Minnesota.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table summarizes the executive compensation paid to the persons who served as Chief Executive Officers of the Company during fiscal 1999. No executive of the Company received compensation totaling more than $100,000 during fiscal 1999.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year		Other Annual Compensation
		Salary		Options
The Company had no executive officers during 1998 or 1999

    The following table summarizes grants of options to the person who served as Chief Executive Officer of the Company during fiscal 1999.

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Options Granted (No.)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(1)	Expiration Date
None	0	0	0	0

    The following table summarizes the purchases of the Company's common stock pursuant to the exercise of options (as well as the number and value of unexercised options) granted to the person who served as the Chief Executive Officer of the Company during fiscal 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL
YEAR AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (No.)	Value Realized ($)	Number of Unexercised Options at FY-End (No.) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at FY-End ($) Exercisable/ Unexercisable
None	None	None	None	None

(1)
Options are "in-the-money" if the fair market value of the underlying shares at fiscal year end is greater than the exercise price.

Employment Agreement

    On August 1, 1993, Vincent G. Ella, the Chairman of the Company, was elected Chief Executive Officer of the Company. Effective as of September 1, 1993, the Company entered into a five-year employment agreement with Mr. Ella. Pursuant to this agreement Mr. Ella receives a base salary of not less than $120,000 per year together with yearly increases of not less than 10%. Mr. Ella is also entitled to an annual bonus equal to ten percent (10%) of the Company's earnings (before interest, taxes and depreciation) up to One Million Dollars ($1,000,000) plus five percent of all such earnings over One Million Dollars, up to a limit of 2.5 times his then current base salary. This agreement also provides that Mr. Ella shall receive options to purchase not less than 100,000 shares on September 1 of 1994, 1995, 1996 and 1997 at the then current market value. All such options are immediately exercisable and expire ten years from the date of grant. If the agreement is terminated by Mr. Ella for good cause, as defined in the agreement, the Company must pay him an amount equal to his base salary for the remaining term of the agreement. On October 20, 1994, Mr. Ella notified the Board of Directors that the Company was in breach of the agreement by virtue of its inability to pay him his salary or reimburse expenses as they became due. Mr. Ella advised the Board that unless the breach was cured he would treat the situation as a constructive termination without cause, thus leaving him free to seek other employment, which he did. The Company has an ongoing obligation under the terms of the agreement. At March 31, 1995 the Company had $39,230 in unpaid compensation due Mr. Ella for calendar year 1994 accrued for which the Company is indebted to him along with his contract salary for calendar years 1995, 1996 and 1997 totaling approximately $600,000.

Directors' Fees

    Directors of the Company receive no cash compensation for serving as directors. Directors may be paid a fee of $100 per hour for extraordinary services beyond normal duties as a director. No such fees were paid in fiscal 1999.

    Directors who are not officers of the Company participate in the Outside Directors' Option Plan. This plan provides for an annual non-discretionary grant of an option to purchase 2,000 shares (5,000 shares if the director has not previously received an option from the Company) to each non-employee director of the Company who is a Company director at the time of the first Board of Directors meeting after each annual meeting of shareholders. The exercise price is the mean between the bid and ask price on the date of grant. The options are exercisable six months after the date of grant and expire ten years after the date of grant, subject to earlier cancellation 30 days after termination as a director. The maximum number of shares that may be issued upon exercise of options granted under the plan is 100,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following information is given as of March 31, 1999, with respect to each person who is known to the Company to be the beneficial owner of more than 5 percent of any class of its capital stock, each director of the Company individually, and by all directors and executive officers of the Company as a group. Unless otherwise indicated, each such beneficial owner is believed to hold the common stock with sole voting and investment power.

AS OF MARCH 31, 1999:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Vincent G. Ella(1) 16431 - 26th Avenue North Plymouth, MN 55447	458,519	(2)	6.72
Common Stock	John B. Knauff(1) 104 Eastbank Court Hudson, WI 54016	109,000	(3)(4)	1.3
Common Stock	Allen Siu Yee Wong Concordia St. Martin, F.W.I.	500,000		6.02
Common Stock	James Siu Hung Wong Concordia St. Martin, F.W.I.	500,000		6.02
Common Stock	All Directors and Executive Officers as a Group (2 persons)	667,519		8.03
Series B. Preferred	Managed Venture Fund III c/o Paul Crawford 258 Interchange Tower 600 South Highway 169 Minneapolis, MN 55432	220,000		12.48
Series B Preferred	Neisen Farm 125 North Meridian Street Belle Plaine, MN 56011	120,000		6.81
Series B. Preferred	John A. Bogard 1416 Oregon Avenue North Golden Valley, MN 55427	110,000		6.24
Series B. Preferred	K&J Concrete & Masonry Co. 6291 West 230th Street Belle Plaine, MN 56011	100,000		6.13
Series B. Preferred	William H. Thomas 3265 Robinson's Bay Road Wayzata, MN 55391	100,00		6.13
Series B. Preferred	William Bruggeman 20 Anemone Circle North Oaks, MN 55127	100,000		6.13

AS OF AUGUST 1, 1999(8):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Paul D. Crawford(9) 7718 Taylor Street NE Spring Lake Park, MN 55432	500,000	3.6
Common Stock	Daniel and Dennis Neisen Partnership 125 North Meridian Street Belle Plaine, MN 56001	2,500,000	18.1
Common Stock	K&J Concrete & Masonry, Inc. 6291 West 230th Street Belle Plaine, MN 56001	2,500,000	18.1
Common Stock	All Directors and Executive Officers as a Group (2 persons)	3,000,000	21.7

(1)
Holder is a director of the Company. No director holds any preferred stock.

(2)
Includes 50,000 shares owned by Mr. Ella's wife, Katherine L. Ella, and 300,000 shares Mr. Ella may acquire upon exercise of currently exercisable stock options. Does not include additional options that were to have been granted under Mr. Ella's Employment Agreement.

(3)
Includes 11,000 shares Mr. Knauff may acquire upon exercise of currently exercisable stock options.

(4)
Includes 100,000 shares which may be acquired upon exercise of currently exercisable options.

(5)
Mr. Mirviss resigned as a directors on October 21, 1994.

(6)
Mr. Ella and Mr. Knauff resigned as directors on July 27, 1999.

(7)
Mr. Crawford and Mr. Daniel Neisen were elected to the Board of Directors on July 22, 1999.

(8)
The Board of Directors authorized the issuance of 5,600,000 shares on August 1, 1999.

(9)
Mr. Crawford is the CEO and sole officer of the Corporation effective August 1, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-NONE -

PART IV

ITEM 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number	Description	Page
2.1	Amended Plan of Reorganization, dated October 16, 1989. (Exhibit 2.2)(1)	—
2.2	Articles of Merger and Restated Articles of Incorporation, dated February 27, 1990 with Medical Funding Corporation. Exhibit 2.2)(1)	—
2.3	Agreement and Plan of Merger, dated June 28, 1991 with A-1 Engineering, Inc., Gordon Neuman and Clayton Neuman. (Exhibit 2.1)(3)	—
3.1	Amendment to Articles of Incorporation (Exhibit 3.1)(7)	—
3.2	Bylaws. (Exhibit 3.1)(1)	—
4.1	Form of stock purchase warrant. (Exhibit 4.2)(1)	—
4.2	Warrant Agreement (Exhibit 4.3)(1)	—
4.3	Certificate of Creation of Series A. Convertible Preferred Stock. (Exhibit 10.2)(9)	—
4.4	Designation of Rights and Preferences of Series B Convertible Preferred Stock (Exhibit 10.2)(9)	—
4.5	Certificate of Designation of Additional Shares of Series B Convertible Preferred Stock. (Exhibit 10.1)(10)	—
4.6	Articles of Correction of Designation of Additional Shares of Series B Convertible Preferred Stock. (Exhibit 10.2)(10)	—
4.7	Statement of Cancellation of Designation of Series A Convertible Preferred Stock. (Exhibit 4.7)(12)	—
10.1	Amended and Restated 1990 Stock Option Plan.(5)**	—
10.2	Outside Directors' Option Plan. (Exhibit 10.10)(2)**	—
10.3	First Amendment to Outside Directors' Option Plan. Exhibit 10.9)(4)**	—
10.4	Non-qualified, Non-Plan Option granted to John B. Knauff, March 31, 1994.* **	—
10.5	Non-qualified, Non-Plan Option granted to Lewis N. Mirviss, March 31, 1994.* **	—
10.6	Employment Agreement dated effective September 1, 1993, by and between Vincent G. Ella and Calendar Capital, Inc. (Exhibit 10.3)(10)**	—
10.7	Employment Agreement with Robert J. Keyport, dated November 2, 1992. (Exhibit 10.10)(7)**	—
10.8	Severance Agreement with Gregory J. Ruehle, dated November 2, 1992. (Exhibit 10.11)(7)**	—
10.9	Employment Agreement, dated effective July 19, 1993, by and between John B. Hendricks and Caribbean Casinos, Ltd. (Exhibit 10.20)(12)	—
10.10	Employment Agreement, dated effective July 19, 1993, by and between Valerie B. Hendricks and Caribbean Casinos, Ltd. (Exhibit 10.21)(12)	—
10.11	Employment Agreement, dated effective July 19, 1993, by and between Philip H. Plowright and Caribbean Casinos, Ltd. (Exhibit 10.22)(12)	—
10.12	Asset Purchase Agreement with Followmotion Limited, dated December 12, 1992.(6)	—
10.13	Amendment #1 to Asset Purchase Agreement, effective September 30, 1993.(13)	—
10.14	Amendment #2 to Asset Purchase Agreement, effective April 28, 1994.(13)	—
10.15	Lease with NWC Limited Partnership, dated May 18, 1993. (Exhibit 10.12)(7)	—
10.16	Sublease with Faegre & Benson, a Minnesota general partnership, dated May 7, 1993. (Exhibit 10.13)(7)	—
10.17	Assignment of Lease and Consent to Assignment, dated May 16 19(13)	—
10.18	Lease by and between MEPC American Properties, Inc. and the Company, dated April 20, 1994.(13)	—
10.19	Share Purchase Agreement, dated April 2, 1994, with Lightning Bingo (Exhibit 2.1)(11)	—
10.20	Escrow Agreement, with respect to Lightning Casino. (Exhibit 2.2)(11)	—
10.21	Promissory Note with respect to Lightning Casino. (Exhibit 2.3)(11)	—
10.22	Unanimous Shareholders Agreement with respect to Lightning Casino. (Exhibit 2.4)(11)	—
10.23	Operating Management Agreement with respect to Lightning Casino. (Exhibit 10.1)(11)	—
10.24	Plan of Reorganization of Lilly Belle's, Inc. proposed by the Debtor in Possession and Calendar Capital, Inc., dated January 31, 1994. (Exhibit 10.24)(12)	—
10.25	Disclosure Statement to Accompany Plan of Reorganization, dated January 31, 1994. (Exhibit 10.25)(12)	—
10.26	Amended Disclosure Statement to accompany the Plan of Reorganization of Lilly Belle's, Inc. proposed by the Debtor and Calendar Capital, Inc., dated January 31, 1994.(13)	—
10.27	Letter Agreement dated July 6, 1993, by and among Calendar Capital, Inc., Mark J. Kallenbach and Johnnie L. Ransom. Exhibit 10.14)(12)	—
10.28	Cabinet Decision, dated June 26, 1991, permitting casino vessel operation. (Exhibit 10.16)(12)	—
10.29	Cabinet Decision, dated October 8, 1993, with respect to casino vessel operation. (Exhibit 10.16)(12)	—
10.30	Bareboat Charter Agreement, dated July 19, 1993, by and between Sea Dancer, Inc. and Alpha Travel (Antigua) Limited. (Exhibit 10.17)(12)	—
10.31	Assignment and Assumption Agreement, dated July 21, 1993, by and between Alpha Travel (Antigua) Limited. (Exhibit 10.18)(12)	—
10.32	Contract for Sale and Purchase, dated September 3, 1993, by and between Emerald Syndicate, Inc. and Calendar Capital, Inc. (Exhibit 10.19)(12)	—
16.1	Letter of Ernst & Young. (Exhibit 10.1)(8)	—
21.1	Subsidiaries of Registrant.(13)	—

(1)
Incorporated by reference to the specified exhibit to the Form 8-K dated July 5, 1990.

(2)
Incorporated by reference to the specified exhibit to the Form 10-K Annual Report for the fiscal year ended March 31, 1991.

(3)
Incorporated by reference to the specified exhibit to the Form 8-K dated July 11, 1991.

(4)
Incorporated by reference to the specified exhibit to the Form 10-K Annual Report for the fiscal year ended March 31, 1992.

(5)
Incorporated by reference to the Proxy Statement for the August 20, 1992 Annual Meeting of Shareholders.

(6)
Incorporated by reference to the Proxy Statement for the March 26, 1993 Annual Meeting of Shareholders.

(7)
Incorporated by reference to the specified exhibit to the Form 10-KSB, Annual Report for the fiscal year ended April 3, 1993.

(8)
Incorporated by reference to the specified Form 8-K, dated August 10, 1993.

(9)
Incorporated by reference to the specified exhibit to the Form 10-QSB/A Quarterly Report for the quarter ended October 2, 1993.

(10)
Incorporated by reference to the specified exhibit to the Form 10-QSB/A Quarterly Report for the quarter ended January 1, 1994.

(11)
Incorporated by reference to the Form 8-K, dated April 2, 1994.

(12)
Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, filed with the Commission on March 4, 1994.

(13)
Incorporated by reference to the specified exhibit to the Form 10-KSB, Annual Report for the fiscal year ended April 2, 1994.

    A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of June 30, 1995, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Calendar Capital, Inc., P.O. Box 47425, Minneapolis, Minnesota 55447.

(b)
Reports on Form 8-K  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALENDAR CAPITAL, INC.
Dated: November 4, 1999.	By:	/s/ PAUL D. CRAWFORD Paul D. Crawford Its: Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ PAUL D. CRAWFORD Paul D. Crawford	Chairman of the Board of Directors	November 4, 1999
/s/ DANIEL C. NEISEN Daniel C. Neisen	Director	November 4, 1999

Financial statements for:

    CALENDAR CAPITAL, INC.

Years ended
March 31, 1999 and 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors
Calendar Capital, Inc.
Minneapolis, MN

    We have audited the accompanying balance sheets of Calendar Capital, Inc. as of March 31, 1999 and 1998, and the related statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calendar Capital, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that Calendar Capital, Inc. will continue as a going concern. As more fully described in Note 2, the Company has not had any operations since 1995. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the uncertainty are described in Note 8. The financial statements do not include any adjustments that may result from this uncertainty.

Schechter Dokken Kanter
Andrews & Selcer Ltd

Minneapolis, Minnesota
October 14, 1999

CALENDAR CAPITAL, INC.

BALANCE SHEETS

MARCH 31

	1999	1998
Assets	$0	$0

Liabilities and Shareholders' equity:
Current liabilities:
Accounts payable	$53,716	$53,416
Accrued:
Payroll	39,231	39,231
Interest	188,075	155,425
Convertible debentures	385,000	385,000
Note payable	150,000	150,000

	816,022	783,072

Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares	17,632	17,632
Common stock, par value $.01 per share, authorized 18,000,000 shares	73,764	73,764
Additional paid-in-capital	6,905,011	6,905,011
Retained deficit	(7,812,429)	(7,779,479)

	(783,072)	(816,022)

	$0	$0

See notes to financial statements.

CALENDAR CAPITAL, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31

	1999	1998
Revenues	$0	$0
General and administrative expenses	300	300

Loss from operations	(300)	(300)
Interest expense	(32,650)	(32,650)

Net loss	$(32,950)	$(32,950)

Net loss per share	$(.00)	$(.00)

Weighted average shares outstanding	7,376,418	7,376,418

See notes to financial statements.

CALENDAR CAPITAL, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED MARCH 31, 1999 AND 1998

	Preferred stock, series B
			Common stock
					Additional paid-in capital
	Shares	Amount	Shares	Amount		Retained deficit	Total
Balance, April 1, 1997	1,763,200	$17,632	7,376,418	$73,764	$6,905,011	$(7,746,529)	$(750,122)
Net loss						(32,950)	(32,950)

Balance, March 31, 1998	1,763,200	17,632	7,376,418	73,764	6,905,011	(7,779,479)	(783,072)
Net loss						(32,950)	(32,950)

Balance, March 31, 1999	1,763,200	$17,632	7,376,418	$73,764	$6,905,011	$(7,812,429)	$(816,022)

See notes to financial statements.

CALENDAR CAPITAL, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31

	1999	1998
Cash flows from operating activities:
Net loss	$(32,950)	$(32,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in liabilities:
Accounts payable	300	300
Accrued interest	32,650	32,650

Net cash provided by operating activities and beginning and end of year balances	$0	$0

See notes to financial statements.

CALENDAR CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 1999 AND 1998

1. Business of the company

    Following the sale of all of its previous operating assets in November 1992, the Company decided to enter the gaming industry.

Lightning Casino:

      Effective April 2, 1994, the Company entered into a series of agreements resulting in the acquisition of fifty-one percent of Lightning Casino St. Maarten N.V. The Company also entered into a one-year renewable Operating Management Agreement whereby it agreed to assume operational control of the facility. The Company operated the Lightning Casino from April 1994 through October of that year. The Company relinquished its operating rights when it became apparent that the Company's plans for raising additional equity capital to enable it to pay the remaining balance due on its commitment to pay for its interest by March 31, 1995 were not going to be achieved. On April 2, 1995, the Company was formally notified of its default under the terms of the Stock Purchase Agreement and subsequently forfeited its investment to date and its shares in Lightning Casino were returned to the casino company for cancellation.

Lilly Belle's proposed acquisition:

      The Company was also for a time during fiscal year 1994 and 1995 a joint proponent of a liquidating Plan of Reorganization whereby the Company sought to acquire the assets of Lilly Belle's, Inc., a Colorado company that owned and operated a casino in Black Hawk, Colorado, that was involved in reorganization proceedings pursuant to Chapter 11 of the U.S. Bankruptcy Code. The Company withdrew from the proceedings due to its inability to raise the necessary financing to fund the plan.

Gaming/Casino Ship:

      In July of 1993, the Company entered into an agreement for the exclusive use of a permit granted to Alpha Travel (Antigua) Ltd. by the government of the Island of Antigua, W.I. to operate a cruise ship with casino gaming from the Island of Antigua in the Caribbean Sea. In early October 1993, the Company received documentation regarding the updated permit from the government of Antigua. This documentation did not contain certain requested tax and maritime requirement concessions that the Company had understood it would receive, nor was the permit for a five-year period as required by the agreement. As a result, the Company determined that operation of the gaming/cruise ship in Antigua was not economically feasible. The Company removed the ship, its equipment and all staff from Antigua in November 1993. After attempts to seek alternate locations from which to operate the ship were unsuccessful, the Company notified the owner of the ship that it was unable to meet the monthly charter payments and operating expenses, and would be returning the ship to the owner's control.

    The Company has had no operations since surrendering its management of the Lightning Casino. In December of 1994, faced with the lack of cash flow caused by its inability to raise additional equity capital, the Company closed down its offices, released its remaining employees and ceased operations.

2. Summary of significant accounting policies:

Basis of presentation:

      The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not had any operations since fiscal year 1995 and its continued existence is based on its ability to use the Company as a publicly held shell corporation, enter into a successful merger, and to develop sustained profitable operations.

      The Company has not filed the necessary annual and quarterly statements with the Securities and Exchange Commission since April 2, 1994. The effect, if any, of this situation has not been determined.

Use of estimates

      The timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Fair Value of financial instruments:

      Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      The fair values for debentures and note payable are estimated to approximate the carrying amount as the interest stated in those agreements approximates interest rates currently being offered on similar instruments.

Loss per share:

      Loss per share is based on the weighted average number of shares outstanding during the reporting period. Diluted earnings per share is not presented because the assumed exercise/conversion of preferred stock, outstanding options, debentures, and other common stock equivalents results in an anti-dilutive effect.

3. Debt:

Convertible debentures:

      The Company has outstanding convertible debentures totaling $385,000 as follows:

Expiration date	Amount	Interest rate	price per share
October 1, 1993	$60,000	9%	$.50
September 15, 1994(1)	125,000	9%	.50
October 3, 1994	200,000	8%	.40

(1)
An individual debenture holder has sued the Company for repayment of the debenture claiming that the Company defaulted by not paying agreed upon monthly interest payments in a timely manner. The Company elected not to defend the suit, thus a default judgement in favor of the debenture holder was awarded.

    Interest expense was $32,650 for the years ended March 31, 1999 and 1998, respectively.

Note payable:

      Note payable at March 31, 1999 and 1998 was for $150,000, with no stated rate of interest. The amount was due on June 1, 1995 and the Company is currently in default on the note. The note is secured by certain gaming equipment that was transferred by the Company to the Lightning Casino in 1994.

    The Company is currently in negotiations to settle the amounts due under the convertible debentures and note payable. No settlement has yet been reached.

4. Stock options:

    The Company has a stock option plan reserving 15% of the outstanding shares of the Company's common stock for future issuance. Under the terms of this stock option plan, the Company may grant to its employees and consultants options to purchase shares with a term not to exceed ten years.

    The Company also has a stock option plan reserving 100,000 shares of the Company's common stock for issuance to outside directors. Under the terms of this plan, eligible directors receive an option for 5,000 shares in the first year elected a director; in subsequent years eligible directors receive an option for 2,000 shares. The exercise price of the options shall be 100% of the current market price on the date of grant. The term of the options is ten years.

    At March 31, 1999, 1,135,752 shares were reserved for issuance upon the exercise of stock options. There was no activity in regards to issuance, cancellation, or exercise of stock options during the fiscal years ending March 31, 1999 and 1998, respectively. The number of stock options outstanding and exercisable as of March 31, 1999 and 1998 is 827,750, with exercise prices ranging from $.19 to $7.25. The weighted average exercise price of options outstanding and exercisable as of March 31, 1999 and 1998 is $.91. The weighted average remaining contracted life of options outstanding and exercisable as of March 31, 1999 is 48 months.

5. Income taxes:

    The Company experienced a significant change in ownership during fiscal year 1990, resulting in a limitation of future utilization of its pre-ownership-change net operating losses. Utilization of such net operating losses for tax purposes is limited to $68,000 per year plus amounts not utilized in prior years, and $1,020,000 in the aggregate, through the year 2005. Since the change in ownership, the Company has accumulated additional net operating losses and has cumulative losses of approximately $5,000,000 which are available to offset future taxable income and expire beginning in the year 2005. The Company has not recomputed its compliance with Section 382 of the Internal Revenue Code since 1990.

    The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At March 31, 1999, the Company had deferred tax benefits of $1,700,000 related to its net operating loss carryforwards. A valuation allowance of $1,700,000 has been recognized to offset the related deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards.

    The Company has not filed corporate income tax returns since 1994.

6. Commitments:

    During fiscal year 1995, the Company went into default on a note payable that was originally due in September of 1995. The note is secured by equipment that was transferred to the Lightning Casino during fiscal year 1994. The Company has not had contact with the lender for several years and is uncertain as to whether the collateral was obtained by the lender or whether the lender will seek payment on the note. The potential liability as of March 31, 1999 includes $166,286 in principal and $96,445 in accrued interest. These amounts are not reflected in the accompanying balance sheets based on the uncertainty of future payment.

7. Related party:

    The Company entered into an employment agreement in September of 1993 with its then chief executive officer. The agreement, which expired in August 1998, called for among other items, a base salary of $120,000 annually with increases of at least 10% per annum as well as granting options to purchase 100,000 shares of the Company's common stock each year of the agreement. The Company is currently in negotiations with the former chief executive officer to settle amounts due under this agreement. As of March 31, 1999, the maximum potential liability under this agreement is approximately $600,000. The former chief executive officer is the Company's current special securities counsel.

8. Fair value of financial instruments:

    The estimated fair value of the Company's financial instruments are as follows:

	1999
	Carrying amount	Fair value
Financial liabilities:
Convertible debentures	$385,000	$385,000
Notes payable	$150,000	$150,000
	1998
	Carrying amount	Fair value
Financial liabilities:
Convertible debentures	$385,000	$385,000
Notes payable	$150,000	$150,000

9. Subsequent events:

Change in Control:

      On July 22, 1999, the Board of Directors elected Paul D. Crawford and Daniel C. Neisen to the Board of Directors. On July 27, 1999, Vincent G. Ella and John B. Knauff resigned from the Board of Directors leaving Messrs. Crawford and Neisen as the sole directors of the corporation.

      On August 1, 1999, the Board of Directors elected Paul D. Crawford as Chief Executive Officer and acting Chief Financial Officer of the Corporation. Mr. Crawford is the sole officer of the Corporation.

      Also in August 1, 1999, the Board of Directors authorized the issuance of 5.6 million shares of common stock in consideration of $160,000 and certain services all for the purpose of bringing the Corporation current in its reporting requirements and satisfying certain liabilities necessary for the Corporation to resume trading.

Potential Acquisition:

      Subsequent to August 1, 1999, the Company has entered into negotiations to acquire Internet Holdings, Inc., a private company operating as an incubator for start-up Internet-related companies. Mr. Paul D. Crawford is also the CEO and a director of Internet Holdings, Inc. No definite terms have yet been established for the acquisition.

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

SIGNATURES

Financial statements for: