Form 10QSB
period 1999-06-30
CALENDAR CAPITAL INC
filed 1999-12-08
CIK 716399

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
For the transition period from                to

Commission file number 012612

CALENDAR CAPITAL, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota (State of other jurisdiction of incorporation or organization)	41-1442918 (IRS Employer Identification No.)
Riverplace, 65 Main Street SE, Suite 136, Minneapolis, MN (Address of Principal Executive Officer)	55414 (Zip Code)

(612) 676-1436
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / /  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,376,418.

    Transition Small Business Disclosure Format (Check one): Yes / /  No /x/

Part I—Financial Information

Item 1.  Financial Statements

CALENDAR CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 1999	March 31, 1999
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-0-	$-0-
Accounts receivable	-0-	-0-
Inventories	-0-	-0-
Other current assets	-0-	-0-
Deferred income taxes	-0-	-0-

Total current assets	-0-	-0-

Property and equipment	-0-	-0-

Total assets	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	53,716	53,716
Accrued Payroll	39,231	39,231
Accrued Interest	196,238	188,075
Convertible Debentures	385,000	385,000
Notes Payable	150,000	150,000

Total current liabilities	824,185	816,022
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 2,000,000 shares	17,632	17,632
Common stock, par value $.01 par value; authorized 18,000,000 shares	73,764	73,764
Additional paid-in capital	6,905,011	6,905,011
Retained deficit—Prior Years	(7,812,429)	(7,812,429)
Retained deficit—Current	(8,163)	-0-

Total stockholders' equity	(824,185)	(816,022)

Total liabilities and stockholders' equity	$-0-	$-0-

CALENDAR CAPITAL, INC.
STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents
for the three months ended June 30, 1999 and 1998

	1999	1998
Cash flows from operating activities:
Net loss	$(32,950)	$(32,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in liabilities:
Accounts payable	300	300
Accrued interest	32,650	32,650

Net cash provided by operating activities	-0-	-0-

Item 2.  Plan of Operation.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

    As of the date hereof, the Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

    None.

Item 3.  Defaults Upon Senior Securities.

    (a) The Company has outstanding convertible debentures totaling $385,000, upon which it has defaulted as follows:

Expiration Date	Amount	Interst Rate	Price Per Share
October 1, 1993	$60,000	9%	$.50
September 15, 1994	125,000	9%	.50
October 3, 1994	200,000	8%	.40

Accrued interest at June 30, 1999, was $196,238.

    (b) The Company has a note payable at March 31, 1999 and 1998, for $150,000, with no stated rate of interest. The amount was due on June 1, 1995, and the Company is currently in default on the note. The note is secured by certain gaming equipment that was transferred by the Company to the Lightning Casino St. Maarten in 1994.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted during the first quarter of the Company's 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) None.

    (b) Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the first three months of the Company 1999 fiscal year.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALENDAR CAPITAL
By: /s/ Paul D. Crawford Paul D. Crawford, Chief Executive Officer
By: /s/ Paul D. Crawford Paul D. Crawford Acting Chief Executive Officer

Date: November   , 1999

QuickLinks

Part I—Financial Information

  Item 1. Financial Statements
CALENDAR CAPITAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
CALENDAR CAPITAL, INC. STATEMENTS OF CASH FLOW Increase (Decrease) in Cash and Cash Equivalents for the three months ended June 30, 1999 and 1998
  Item 2. Plan of Operation.

PART II—OTHER INFORMATION

  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES