Form 10QSB
period 1999-09-30
CALENDAR CAPITAL INC
filed 1999-12-08
CIK 716399

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/SB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

For the transition period from                to

Commission file number 012612

CALENDAR CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State of other jurisdiction of incorporation or organization)	41-1442918 (IRS Employer Identification No.)

Riverplace, 65 Main Street SE, Suite 136
Minneapolis, MN 55414
(Address of principal executive offices)

(612)676-1436
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / /  No /x/

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest pretictable date: 12,976,418

Transition Small Business Disclosure Format (Check one): Yes / /  No /x/

Part I—Financial Information

Item 1. Financial Statements

CALENDAR CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 1999	June 30, 1999
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,778	$-0-
Accounts receivable	2,500	-0-
Inventories	-0-	-0-
Other current assets	-0-	-0-
Deferred income taxes	-0-	-0-

Total current assets	72,278	-0-

Property and equipment	-0-	-0-

Total assets	$72,278	$-0-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,998	53,716
Accrued Payroll	29,231	39,231
Accrued Interest	204,400	196,238
Convertible Debentures	385,000	385,000
Notes Payable	150,000	150,000

Total current liabilities	774,629	824,185
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares	17,632	17,632
Common stock, par value $.01 par value; authorized 18,000,000 shares	73,764	73,764
Additional paid-in capital	7,063,411	6,905,011
Retained deficit—Prior Year	(7,812,429)	(7,812,429)
Retained deficit—Current	(27,329)	(8,163)

Total stockholders' equity	(702,351)	(824,185)

Total liabilities and stockholders' equity	$72,278	$-0-

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

Item 2.  Plan of Operation.

    On August 6, 1999, the Company announced that it is being reorganized and new management has been elected for the purpose of recapitalizing the corporate shell in order to merge with a private Internet incubator company. Paul D. Crawford, the new Chairman of the Board of Directors and Chief Executive Officer, stated that funds are being provided to bring the corporate financial statements current, to make the necessary filings with the Securities and Exchange Commission, and to effect stock transfers through Norwest Stock Transfer. By mid-to-late December, the Company intends to seek shareholder approval for a merger with Internet Holdings, Limited, a company currently developing several e-commerce concepts. Terms of the proposed merger have not been set.

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

    Accrued interest at September 30, 1999, was $204,400.

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

CALENDAR CAPITAL
By:	/s/ PAUL D. CRAWFORD Paul D. Crawford, Chief Executive Officer
By:	/s/ PAUL D. CRAWFORD Paul D. Crawford Acting Chief Financial Officer

Date: November  , 1999

QuickLinks

Part I—Financial Information
Item 1. Financial Statements
Item 2. Plan of Operation.
Part II—Other Information
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.