Form 10QSB
period 1999-12-31
CALENDAR CAPITAL INC
filed 2000-02-16
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

For the transition period from            to
Commission file number 012612

CALENDAR CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1442918
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Riverplace, 65 Main Street SE, Suite 136
Minneapolis, MN 55414
(Address of Principal Executive Officer)

(612) 676-1436
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

12,976,416

Transition Small Business Disclosure Format (Check one): Yes / / No /x/

Part I – Financial Information

Item 1. Financial Statements

CALENDAR CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 31, 1999	Dec. 31, 1998
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,950	$-0-
Accounts receivable	6,700	-0-
Investments	60,000	-0-

Total current assets	$72,650	-0-

Total assets	$72,650	$-0-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	998	53,716
Accrued Payroll	24,231	39,231
Accrued Interest	212,562	179,912
Convertible Debentures	385,000	385,000
Notes Payable	150,000	150,000

Total current liabilities	772,791	807,859
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares	17,632	17,632
Common stock, par value $.01 par value; authorized 18,000,000 shares	129,764	73,764
Additional paid-in capital	7,009,011	6,905,011
Retained deficit – Prior Years	(7,839,758)	(7,796,104)
Retained deficit – Current	(16,790)	(8,162)

Total stockholders' equity	(700,141)	(807,859)

Total liabilities and stockholders' equity	$72,650	$-0-

CALENDAR CAPITAL, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash and Cash Equivalents
for the three months ended December 31, 1999 and 1998

		1999	1998
CASH flows from operating activities:
Net Income (Loss)		$(16,790)	$(8,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current assets and liabilities:
Receivable from officer	(4,200)		—
Receivable from affiliates	(60,000)		—
Accounts Payable	(5,000)		—
Accrued Payroll	(5,000)		—
Accrued interest	8,162	(66,038)	(8,162)

Net cash provided by operating activities		(82,828)	-0-

CASH flows from financing activities:
Proceeds from subscription receivables		19,000	-0-

NET INCREASE in cash and cash equivalents		(63,828)	-0-
Cash and cash equivalents at beginning of period		69,778	-0-

Cash and cash equivalents at end of period		$5,950	$-0-

Item 2. Plan of Operation.

    The Company signed a letter of intent with Entrenaut, Inc., a Minnesota corporation ("Entrenaut"), on December 8, 1999, wherein it was proposed that the Company would acquire all of the issued and outstanding shares of Entrenaut in exchange for preferred shares of the Company.

    Entrenaut is an Internet incubator and holding company which assists in the development of companies pursuing an Internet concept in exchange for equity in the client company as well as fees. Entrenaut, Inc. is in the process of assisting the development of two internal concepts and has invested in three others.

    The acquisition is scheduled to be closed January 1, 2000. Following the closing, the Company's business will be limited to that undertaken by Entrenaut.

Part II – Other Information

Item 1. Legal Proceedings.

    As of the date hereof, the Company is not involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

    On December 7, 1999, the Board of Directors of the Company directed that under the authority of Article IV of the Company's Articles of Incorporation, as amended, 4,000,000 shares of the Company's authorized capital stock be designated as Series C Convertible Preferred Stock (the "Series C Stock"). The Series C Stock carries a stated value of $25.00 per share. Each holder of Series C Stock is entitled to 12 1/2 votes per share held on all matters presented to shareholders. Series C Stockholders have no cumulative or preemptive rights, nor are they entitled to receive any dividend on their stock. Series C Stock carries a standard liquidation preference in the amount of the stated value. On or after January 1, 2001, the Company may redeem the Series C Stock at a price of $25.00 per share. Series C Stock also has standard anti-dilution rights. Each share of Series C Stock is convertible at the option of the holder into 12.5 shares of common stock of the Company subject to adjustment.

Item 3. Defaults Upon Senior Securities.

  (a)
  The Company has outstanding convertible debentures totaling $385,000, upon which it has defaulted as follows:

Expiration Date	Amount	Interest Rate	Price Per Share
October 1, 1993	$60,000	9%	$.50
September 15, 1994	125,000	9%	.50
October 3, 1994	200,000	8%	.40

    Accrued interest at December 31, 1999, was $212,563.

  (b)
  The Company has a note payable at December 31, 1999 and 1998, for $150,000, with no stated rate of interest. The amount was due on June 1, 1995, and the Company is currently in default on the note. The note is secured by certain gaming equipment that was transferred by the Company to the Lightning Casino St. Maarten in 1994.

Item 4. Submission of Matters to a Vote of Security Holders.

    On December 8, 1999, the majority shareholders of the Company authorized and directed the Chief Executive Officer of the Company to enter into a Letter of Intent (the "Agreement") between the Company and Entrenaut, Inc., a Minnesota corporation ("Entrenaut"), whereby the Company would acquire all of the issued and outstanding shares of Entrenaut in exchange for preferred shares of the Company. The proposed terms provided that each outstanding share of Common Stock of Entrenaut was exchanged for 2 shares of the Series C Convertible Preferred Stock of the Company, each share of such Series C Convertible Preferred Stock to be subsequently eligible for conversion into 12.5 shares of the Company's Common Stock (subject to availability), the effect of which would be to make Entrenaut a wholly-owned subsidiary of the Company.

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  None.

  (b)
  Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the third quarter of the Company's fiscal year.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALENDAR CAPITAL
By:	/s/ PAUL D. CRAWFORD Paul D. Crawford, Chief Executive Officer
By:	/s/ WAYNE ATKINS Wayne Atkins, Chief Financial Officer

Date: February 14, 2000