Form 10QSB/A
period 1999-06-30
CALENDAR CAPITAL INC
filed 2000-05-24
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1 TO FORM 10-QSB

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1999

Commission file number: 012612

CALENDAR CAPITAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1442918
(State or other jurisdiction) of Incorporation)	(IRS Employer Identification Number)

RIVERPLACE, 65 MAIN STREET SE
SUITE 136
MINNEAPOLIS, MN 55414

(Address of Principal Executive Offices)

(612) 676-1436
(Registrant's Telephone Number, Including Area Code)

Part I—Financial Information

ITEM 1.  Financial Statements

    Explanatory note: This Amendment No. 1 to the Form 10-QSB for the period ended June 30, 1999, is filed solely to correct certain information in Part I, Item 1, Financial Statements. The Financial Statements as previously filed failed to include a Statement of Operations for the three months ended June 30, 1999 and 1998, and the Statement of Cash Flow did not correctly express the three month comparison as required.

CALENDAR CAPITAL, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash and Cash Equivalents
for the three months ended June 30, 1999 and 1998

	1999	1998
CASH flows from operating activities:
Net Income (Loss)	$(8,163)	$(8,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current assets and liabilities:
Receivables	—	—
Accounts Payable	—	75
Accrued Payroll	—	—
Accrued interest	8,163	8,163

Net cash provided by operating activities	-0-	-0-

NET INCREASE in cash and cash equivalents	-0-	-0-
Cash and cash equivalents at beginning of period	-0-	-0-

Cash and cash equivalents at end of period	$-0-	$-0-

CALENDAR CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended
	June 30, 1999	June 30, 1998
NET SALES	$-0-	$-0-
Costs and expenses:
General & administrative expenses	-0-	75

LOSS FROM OPERATIONS	-0-	(75)

Other income (expense):
Interest expense	(8,163)	(8,163)

NET LOSS	(8,163)	(8,238)

LOSS PER SHARE
Basic	-0-	-0-
Diluted	-0-	-0-

Weighted average number of shares	7,376,418	7,376,418

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALENDAR CAPITAL, INC.
(Registrant)

By:	/s/ PAUL D. CRAWFORD

Paul D. Crawford
Its:	Chief Executive Officer
By:	/s/ WAYNE ATKINS

Wayne Atkins
Its:	Chief Financial Officer
Date:	May 23, 2000