Form 10QSB/A
period 1999-09-30
CALENDAR CAPITAL INC
filed 2000-05-24
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1 TO FORM 10-QSB

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1999

Commission file number: 012612

CALENDAR CAPITAL, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction) of Incorporation)	41-1442918 (IRS Employer Identification Number)

RIVERPLACE, 65 MAIN STREET SE
SUITE 136
MINNEAPOLIS, MN 55414

(Address of Principal Executive Offices)

(612) 676-1436
(Registrant's Telephone Number, Including Area Code)

Part I—Financial Information

ITEM 1.  Financial Statements

    Explanatory note: This Amendment No. 1 to the Form 10-QSB for the period ended September 30, 1999, is filed soley to correct certain information in Part I, Item 1, Financial Statements. The Financial Statements as previously filed failed to include a Statement of Operations for the three and six months ended September 30, 1999 and 1998, and the Statement of Cash Flow did not adequately express the six months comparison as required.

CALENDAR CAPITAL, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash and Cash Equivalents
for the six months ended September 30, 1999 and 1998

	1999	1998
CASH flows from operating activities:
Net Income (Loss)	$(27,329)	$(16,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current assets and liabilities:
Receivables	(2,500)	—
Accounts Payable	(47,718)	150
Accrued Payroll	(10,000)	—
Accrued interest	16,325	16,325

Net cash provided used in operating activities	(71,222)	-0-

CASH provided by financing activities
issuance of stock	141,000	-0-

NET INCREASE in cash and cash equivalents	69,778	-0-
Cash and cash equivalents at beginning of period	-0-	-0-

Cash and cash equivalents at end of period	$69,778	$-0-

CALENDAR CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 1999	September 30, 1998	September 30, 1999	September 30, 1998
NET SALES	$-0-	$-0-	$-0-	$-0-
Costs and expenses:
General & administrative expenses	11,004	75	11,004	150

LOSS FROM OPERATIONS	(11,004)	(75)	(11,004)	(150)

Other income (Expense):
Interest expense	(8,162)	(8,162)	(16,325)	(16,325)

NET LOSS	(19,166)	(8,237)	(27,329)	(16,475)

LOSS PER SHARE
Basic	-0-	-0-	-0-	-0-
Diluted	-0-	-0-	-0-	-0-

Weighted average number of shares	11,089,461	7,376,418	9,243,085	7,376,418

See notes to financial statements

Note 1.  Issuance of Stock

    On August 1, 1999, the Company issued 5,600,000 shares of common stock. As consideration for the issuance of this stock, the Company received $160,000 in cash and subscription receivables for $24,000. This increased the outstanding shares of common stock from 7,376,418 shares to 12,976,418 shares.

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