Form 10QSB/A
period 1999-12-31
CALENDAR CAPITAL INC
filed 2000-05-24
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1 TO FORM 10-QSB

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 1999

Commission file number: 012612

CALENDAR CAPITAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1442918
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

RIVERPLACE, 65 MAIN STREET SE
SUITE 136
MINNEAPOLIS, MN 55414

(Address of Principal Executive Offices)

(612) 676-1436
(Registrant's Telephone Number, Including Area Code)

Part I—Financial Information

ITEM 1.  Financial Statements

    Explanatory note: This Amendment No. 1 to the Form 10-QSB for the period ended December 31, 1999, is filed to correct certain information in Part I, Item 1, Financial Statements. The Financial Statements as previously filed failed to include a Statement of Operations for the three and nine months ended December 31, 1999 and 1998, and the Statement of Cash Flow did not adequately express the nine months comparison as required. In addition, Part II, Item 6, contains a revised Exhibit 27.

CALENDAR CAPITAL, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash and Cash Equivalents
for the nine months ended December 31, 1999 and 1998

	1999	1998
CASH flows from operating activities:
Net Income (Loss)	$(44,119)	$(24,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current assets and liabilities:
Receivables	(66,700)	—
Accounts Payable	(52,718)	225
Accrued Payroll	(15,000)	—
Accrued interest	24,487	24,488

Net cash provided by operating activities	(154,050)	-0-

CASH provided by financing activities
issuances of stock	160,000	-0-

NET INCREASE in cash and cash equivalents	5,950	-0-
Cash and cash equivalents at beginning of period	-0-	-0-

Cash and cash equivalents at end of period	$5,950	$-0-

CALENDAR CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
NET SALES	$-0-	$-0-	$-0-	$-0-
Costs and expenses:
General & administrative expenses	8,627	75	19,631	225

LOSS FROM OPERATIONS	(8,627)	(75)	(19,631)	(225)

Other income (Expense):
Interest expense	(8,163)	(8,163)	(24,488)	(24,488)

NET LOSS	(16,790)	(8,238)	(44,119)	(24,713)

LOSS PER SHARE
Basic	-0-	-0-	-0-	-0-
Diluted	-0-	-0-	-0-	-0-

Weighted average number of shares	12,976,418	7,376,418	10,492,054	7,376,418

See notes to financial statements

Note 1.  Issuance of Stock

    On August 1, 1999, the Company issued 5,600,000 shares of common stock. As consideration for the issuance of this stock, the Company received $160,000 in cash and subscription receivables for $24,000. This increased the outstanding shares of common stock from 7,376,418 shares to 12,976,418 shares.

Part II—Other Information

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibit 27—Financial Data Schedule

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