Form 10KSB40
period 2000-03-31
CALENDAR CAPITAL INC
filed 2000-07-14
CIK 716399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee required)

         For the fiscal year ended March 31, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No fee required)

            For the transition period from ___________ to ___________

                         Commission File Number 0-12612
                               -------------------

                             CALENDAR CAPITAL, INC.
              (Exact name of Small Business Issuer in its Charter)


                  Minnesota                             41-1442918
         (State or other jurisdiction                  (IRS Employer
      of incorporation or organization)           Identification Number)

                                   Riverplace
                          43 Main Street SE, Suite 230
                          Minneapolis, Minnesota 55414
                    (Address of principal executive offices)

                                 (612) 362-8411
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

The issuer's revenues for its most recent fiscal year were $1,016,646.

The aggregate market value of the shares of common stock as of March 31, 2000 (based upon a bid price of $.06 per share) held by nonaffiliates of the registrant was approximately $442,585.00.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                     ---     ---

As of March 31, 2000, there were 12,976,418 shares of common stock outstanding.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

Calendar Capital, Inc., is a corporation organized under Minnesota law. The corporation was formerly named AorTech, Inc. ("AorTech"). Angicor Limited ("Angicor'), incorporated under Minnesota law November 16, 1981, was a predecessor of the Company. Angicor commenced operations in January of 1983, as a manufacturer and marketer of mechanical heart valves and sought protection from its creditors by means of commencing a bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code on July 15, 1988. On February 2, 1990, a plan of reorganization of Angicor was approved by order of a bankruptcy court. Pursuant to the plan of reorganization; effective March 5, 1990, Angicor was merged with Medical Funding Corporation ("MFC"), a Minnesota corporation incorporated on October 19, 1989. MFC had been organized to raise capital from investors which would be made available to Angicor upon approval of the plan of reorganization, by the bankruptcy court. Pursuant to the Articles of Merger, the filing of which caused the merger between Angicor and MFC to be effective, Angicor became the surviving corporation in the merger and its name was changed to AorTech, Inc.

Effective June 30, 1991, the Company, in a merger transaction, acquired the operating assets and the business of A-1 Engineering, Inc., a Minnesota corporation ("A-1 Engineering"). The majority of those assets were later sold back to the previous owners of A-1 Engineering.

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

The sale of substantially all of AorTech's operating assets was approved at a Special Meeting of Shareholders held on March 26, 1993. At such meeting, the shareholders also approved a change in the name of the Company and on March 31, 1993, the name of the corporation was changed to Calendar Capital, Inc. The Company trades in the pink sheets under the symbol CCAP.

After the sale, and operating with minimal staff, the Company proceeded to explore opportunities in the gaming industry in the Caribbean and elsewhere. Beginning in July 1993, the Company sought to operate a cruise ship with Casino gaming aboard in the coastal waters of the island nation of Antigua, West Indies. The effort was abandoned in November, 1993 due to an inability to reach an agreement with the government of Antigua for the necessary permit with satisfactory terms.

Effective April 2, 1994, the Company entered into a series of agreements resulting in the acquisition of fifty-one percent (51%) of the stock of Lightning Casino St. Maarten N.V. a limited liability company incorporated under the laws of St. Maarten, Netherlands Antilles. The Company also entered into a one-year renewable Operating Management Agreement with the Lightning Casino St. Maarten N.V. whereby it agreed to engage for the Casino professional casino management and to assume operational control of the facility. The Company transferred the casino managers it had contracted with to operate the casino aboard the ship it planned to operate in Antigua to the Lightning Casino in April 1994 and subsequently transferred the gaming equipment from the ship to the Lightning Casino location as well.

The Company operated the Lightning Casino from April 1994 through October of that year. The Company relinquished its operating rights when it became apparent that the Company's plans for raising additional equity capital to enable it to pay the remaining balance due on its commitment to pay for its interest by March 31, 1995, were not going to be achieved. On April 2, 1995, the Company was formally noticed of its default under the terms of the Stock Purchase Agreement and subsequently forfeited its investment to date. By the terms of the Agreement, its shares in the Lightning Casino were returned to the casino company by the escrow agent for cancellation.

In December, 1994, faced with the lack of any cash flow and an inability to raise additional equity capital, the Company closed down its offices, released its remaining employees and ceased operations. The Company remained dormant until July 1999.

BUSINESS OF THE ISSUER

In July 1999, a new Board of Directors was appointed which arranged for a cash infusion sufficient to bring the Company current in its obligations as a public company including SEC filings, auditors reports, stock transfer functions and the election of new officers. Equity in the amount of $160,000 was received in exchange for 5,000,000 shares of common stock. The Board then arranged for the acquisition of a privately-held company known as Entrenaut, Inc., a company founded to be an incubator for internet-related companies and to act as a holding company for equity investments in such companies. In an exchange of convertible preferred stock for all of the outstanding common stock of Entrenaut, Inc., the Company acquired a wholly-owned operating subsidiary. Paul Crawford, the Company's President and Chief Executive Officer, was at the time of the acquisition and continues to be the Chief Executive Officer and was the largest shareholder of Entrenaut. The acquisition involved the exchange of two shares of Calendar Capital, Inc. Series C preferred convertible voting stock for each one share of Entrenaut, Inc. common stock. Each share of the Series C preferred is convertible into 12.5 shares of Calendar Capital common stock thus the exchange ratio becomes 25 shares of Calendar Capital, Inc. common for each one share of Entrenaut, Inc. common. The Series C cannot be converted until such time as additional common stock is authorized by a vote of the Calendar Capital shareholders, however, each share of Series C preferred is entitled to 12.5 votes for each share in matters subject to a vote of the shareholders. The transaction was intended to accomplish a reverse merger.

COMPETITION

Calendar Capital through its operating subsidiary Entrenaut, Inc. utilizes a business model that to one extent or another is being followed by many companies that identify themselves as incubators or internet holding companies. Several, such as CMGI, Internet Capital Group and eVentures, are well known publicly-held companies that are well capitalized and generally have had recognized successes in the form of companies they have developed. The best known internet incubator company is idealab! which developed several, mostly consumer focused, internet companies. In addition, there are an unknown number of smaller incubator companies located all over the country all with varying resources and skills. While Entrenaut does not currently have the financial resources of most of its competitors, it believes that the expertise of management and its skilled staff enable it to attract sufficient candidates for its services.

PERSONNEL

Calendar Capital employs only its Chief Executive Officer, Paul Crawford. The operating subsidiary, Entrenaut as of June 1, 2000, employed eleven full-time employees and two part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company and its subsidiary, as of June 1, 2000, lease 4,872 square feet of office space at 43 Main Street SE, Minneapolis, Minnesota, pursuant to three different leases with total payments of approximately $6,259 per month expiring in August 2002, March 2001 and June 2001.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is in default on $385,000 in convertible debentures. One debenture holder has a judgment against the Company for $125,000 face amount of his debenture plus accrued interest. The Company is also in default on an employment contract it had with its former Chief Executive Officer. (See Executive Compensation at Item 10).


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's common stock is listed in the "Pink Sheets" under the symbol CCAP. Until October 1, 1999, the stock traded on the OTC: Bulletin Board. From July 15, 1991 until June 9, 1994, the Company's common stock had been traded on the NASDAQ Small-Cap Market System under the symbol "CCAP". On June 9, 1994, the stock was de-listed by NASDAQ for failure to maintain an adequate bid price. From September 5, 1990, when trading was reestablished, until July 15, 1991, the common stock was traded in the Minneapolis/St. Paul Local Over-the-Counter Market. The Company is currently seeking to be reinstated on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low bid prices of the Company's common stock. The prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

               --------------------------------------------------------------------------------
                 Fiscal Year Ended                      Fiscal Year Ended
                 March 31, 1999      High      Low      March 31, 2000      High       Low
               --------------------------------------------------------------------------------
                 First Quarter       $ .020    $ .010   First Quarter       $ .005     $ .005
               --------------------------------------------------------------------------------
                 Second Quarter      $ .010    $ .005   Second Quarter      $ .812     $ .005
               --------------------------------------------------------------------------------
                 Third Quarter       $ .020    $ .005   Third Quarter       $ .750     $ .010
               --------------------------------------------------------------------------------
                 Fourth Quarter      $ .005    $ .001   Fourth Quarter      $ .562     $ .062
               --------------------------------------------------------------------------------

The Company has never paid a cash dividend on its capital stock and does not expect to pay a cash dividend in the foreseeable future. No dividends may be paid on common stock unless adequate provision has been made for payment of all dividends, if any, due with respect to Series B Convertible Preferred Stock.

As of March 31, 2000, the Company had approximately 1,220 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES.

In July 1999, the Company issued five million shares of its common stock to two different entities in exchange for $160,000 in cash consideration and six hundred thousand shares of its common stock to two different individuals pursuant to subscription agreements agreeing to pay a total of $24,000, all in a private placement pursuant to Section 4(2) of the 1933 Securities Act.

Effective January 1, 2000, the Company entered into a stock exchange agreement to acquire all of the outstanding common stock of Entrenaut, Inc. The Company relied on the exemption provided by Rule 506 of Regulation D for exemption from registration of the Series C Preferred Stock issued in the exchange.

Pursuant to a private placement memorandum dated February 4, 2000, the Company undertook to sell up to $1,000,000 in 9% Convertible Subordinated Debentures of which $115,000 had been placed as of March 31, 2000. The Company is relying on Rules 505/506 of Regulation D for its exemption from registration of this offering.

ITEM 6.  PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS OF THE COMPANY ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

CALENDAR CAPITAL, INC. - OVERVIEW

From December 1994 until July 1, 1999, Calendar Capital was an inactive public shell company. In July 1999, a new Board of Directors and management assumed control of the Company and proceeded to make a cash infusion to bring the Company current in its filings as well as having a fresh audit prepared and certain liabilities addressed.

Effective January 1, 2000, the Company entered into a stock exchange agreement to acquire all of the outstanding common stock of Entrenaut, Inc. in what will eventually be finalized as a reverse merger. Currently, Entrenaut operates as a wholly-owned subsidiary and all of the operations of the Company take place through Entrenaut.

ENTRENAUT, INC.

Entrenaut Inc. is a Minnesota corporation formed in July, 1999 to act as an incubator for early stage internet related business concepts by providing seed capital and management oversight to internet companies that Entrenaut believes have viable business concepts in exchange for consulting fees and equity in the companies. Entrenaut also provides its services including strategic planning, corporate development and market research to operating companies on a fee for services arrangement. Additionally, Entrenaut holds equity positions in certain portfolio companies in which it has made a direct investment without providing additional incubator services.

Currently Entrenaut has two start-up companies in its incubator model as described below. Both companies are Internet concepts conceived by Paul Crawford, the CEO of the Company and Entrenaut, who is also the largest shareholder of each of them.

CHEFINABOX. INC

One of the start-ups known as Chefinabox, Inc. has been temporarily shelved pending a reworking of the model and the possible identification of a strategic partner to further fund development. The concept of Chefinabox, Inc. is the delivery of Bistro-style meals to e-consumers at their home. Key to this site is the contextual affiliate links to sell wines, flowers, gifts, kitchenware, etc. Entrenaut invested $215,000 to acquire 21% of Chefinabox.

OFFICECAUSE.COM, INC.

This concept is based upon a model that offers Business-to-Business shoppers the opportunity to redeem a percentage of online purchases through its site and donate a substantial portion of the proceeds to charity. A more recent strategy developed by OfficeCause.com, Inc. is `The Giving E" which is for major charities and provides the backend software for a dedicated site operated by a single charity. OfficeCause.com, Inc. is on line and generating significant traffic. Entrenaut invested $200,000 to acquire 22% of OfficeCause.com, Inc.
The next step is to find a strategic partner for the business or to sell it.

The Investor model of Entrenauts' portfolio contains four direct investments. These include:

     1. The ownership of approximately 2% of the shares of Commission Junction, Inc. for which it paid $500,000. Commission Junction was co-founded by Paul Crawford. Commission Junction orchestrates a cost affiliate-marketing network that pays web site owners when they include links that feed other web sites and drive e-commerce. Commission Junction currently has a valuation of $100-145 million based upon recent equity investments.

     2. StoreItOnline, Inc. a Company in which Entrenaut owns approximately a 9% interest, is an online provider of data storage services.

     3. Superior Broadband, Inc. is a high bandwidth access provider (a wireless, last mile solution) focused on providing service in rural Minnesota. Entrenaut holds a 7.5% interest in Superior Broadband.

     4. J Cafe, Inc. is a recently finalized investment in a local company that has completed development of a new software engine to serve as an Internet or Intranet, interactive education and development platform. Entrenaut's investment in the form of a convertible debenture is equal to approximately a four percent interest on a fully-diluted basis. This transaction occurred after the fiscal year end and is not reflected on the financial statements.

StoreItOnline, Superior Broadband, Inc. and J Cafe are all early stage development companies none of which have realized any significant revenues.

During the next twelve months, the Company plans to seek strategic partners to add funding to Chefinabox, Inc. and OfficeCause.com and in the case of OfficeCause.com to further develop the back-end software that will enable the Company to provide and operate dedicated web sites for larger charities. The Company believes that such software will also be a saleable product. In the case of StoreItOnline, the Company will be providing assistance in marketing the Company's service. Entrenaut will also be seeking to leverage its staff of highly skilled and experienced personnel by marketing their skills on a consulting basis to companies that are not portfolio companies of Entrenaut. The Company anticipates making further investment in interactive education companies probably as spin-offs from J Cafe, Inc.

The Company has most recently been funding its operations through the private placement sale of convertible subordinated debentures and personal loans from Paul Crawford, the Company's CEO. The Company believes that the completion of the debenture offering will provide sufficient funds to operate through the second quarter of Calendar 2000. The Company plans to seek additional funds in the private or public equity or debt markets in order to maintain and expand acquisitions of ownership interests and to create, build and operate portfolio companies. The Company is also seeking to increase fee-based revenue from consulting projects which would minimize the need to rely solely on the sale of convertible subordinated debentures and personal loans from Paul Crawford for funding operations. The Company's long-term success depends upon its ability to attract capital and it may not be able to obtain such financing when needed or on acceptable terms in which case the Company's ability to execute its business strategy will be seriously impaired.

In addition to its current staffing, the Company is seeking to increase its technical staff and anticipates hiring at least two additional full-time employees as they can be identified.

ITEM 7.  FINANCIAL STATEMENTS.

See Appendix.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

Stated following are the names, ages and positions of each of the directors and executive officers of Calendar Capital, Inc, the year when each director became a member of the Board of Directors and information regarding the business experience of each of the identified persons during the past five years. Under the provisions of the Bylaws of the Company, directors are elected to serve for a term expiring at the next annual meeting of shareholders and until their successors are elected and qualify. Officers are elected to serve for an indefinite term.

         --------------------------------------------------------------------------------------------------
           NAME                    AGE         DIRECTOR SINCE     POSITION
         --------------------------------------------------------------------------------------------------
           Paul D. Crawford        64          1999               Director and Chief Executive Officer
         --------------------------------------------------------------------------------------------------
           Daniel C. Neisen        37          1999               Director
         --------------------------------------------------------------------------------------------------
           Wayne Atkins            32          2000               Director and President
         --------------------------------------------------------------------------------------------------

Paul D. Crawford is the Chief Executive Officer of Calendar Capital, Inc. and its subsidiary Entrenaut, Inc. From July 1995 to June 1996, he was Chief Executive Officer of Restaurant Concepts, Inc. From July 1993 through January 1996, he was also a registered securities representative. On September 15, 1997, without admitting or denying the allegations, Crawford accepted a censure and two years suspension from the securities industry by agreement with NASD Regulation, Inc. In December 1996, Mr. Crawford declared personal bankrtupcy and was discharged in March 1997. Mr. Crawford has been involved in numerous early stage companies through Crawford Capital Corporation. Mr. Crawford has been an entrepreneur as well as a venture capitalist. In 1981, he founded Cellcom Corporation to file for the first Twin Cities wireless cellular telephone license. Cellcom was funded by a small group of Twin Cities entrepreneurs, Cellcom subsequently entered into a strategic relationship with MCI. MCI/Cellcom was issued the license by the F.C.C. in 1983 and began operating in 1984. The MCI/Cellcom cellular license was acquired by McCaw Communication in July, 1986.

Daniel C. Neisen, along with his brother, Dennis, founded Neisen Brothers Partnership in 1980. The Partnership acquires and manages several on and off sale municipal liquor establishments in Minnesota and also owns extensive farmland in Central Minnesota.

Wayne Atkins is President of the Company and President and Chief Operating Officer of Entrenaut, Inc. a wholly-owned subsidiary of the Company. From 1995 to 1999, Mr. Atkins was employed by Deluxe Corporation where he was most recently responsible for Deluxe Corporation's largest market segment, Major Banks; including P&L Management of over $400 million of revenue with major strategic customers. Prior to his employment with Deluxe Corporation, Mr. Atkins was employed at Gemini Consulting's strategy practice to develop corporate, marketing and distribution strategies for high-tech, Fortune 500 companies.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers and directors were compiled with.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the executive compensation for the persons who served as Chief Executive Officers of the Company during the fiscal 2000.

                           SUMMARY COMPENSATION TABLE


                                            Annual Compensation                                 Long Term
                                                                                              Compensation
                                                                                                 Awards
                                                        Fiscal            Other Annual        ------------
     Name and Principal Positions                       Year     Salary   Compensation           Options
     ----------------------------                       -----    ------   ------------           -------
     Paul Crawford CEO of Calendar Capital,
     Inc. and its subsidiary Entrenaut
     received no compensation in 1999 or 2000.          2000        0          0                    0


     Wayne Atkins, President of Calendar
     Capital, Inc. and its subsidiary Entrenaut, Inc.   2000     $100,800      0       Warrants to purchase 25,000
                                                                                       shares of Entrenaut, Inc.

The following table summarized grants of options to the person who served as Chief Executive Officer of the Company during fiscal 2000.


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

              ------------------------------------------------------------------------------------
                                                    Percent of
                                                       Total
                                                      Options
                                                     Granted to
                                      Options        Employees      Exercise or
                                      Granted        in Fiscal       Base Price       Expiration
                      Name             (No.)           Year         ($/Share)(1)         Date
              ------------------------------------------------------------------------------------
                Paul D. Crawford         0               0               0                 0
              ------------------------------------------------------------------------------------


The following table summarized the purchases of the Company's common stock pursuant to the exercise of options (as well as the number and value of unexercised options) granted to the person who served as the Chief Executive Officer of the Company during fiscal 2000.

                    AGGREGATED OPTION EXERCISE IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

              --------------------------------------------------------------------------------------
                                                                                       Value of
                                                                     Number of        Unexercised
                                                                    Unexercised      In-the-Money
                                          Shares                     Options at       Options at
                                         Acquired       Value       FY-End (No.)      FY-End (1)
                                        on Exercise    Realized     Exercisable/     Exercisable/
                        Name               (No.)         (1)       Unexercisable     Unexercisable
              --------------------------------------------------------------------------------------
                Paul D. Crawford       None           None        None                   None
              --------------------------------------------------------------------------------------

-------------------

(1) Options are "in-the-money" if the fair market value of the underlying shares at fiscal year end is greater than the exercise price.

EMPLOYMENT AGREEMENT

On August 1, 1993, Vincent G. Ella, the then Chairman of the Board of Directors of the Company, was elected Chief Executive Officer of the Company. Effective as of September 1, 1993, the Company entered into a five-year employment agreement with Mr, Ella. Pursuant to that agreement, Mr. Ella was to receive a base salary of not less than $120,000 per year together with yearly increases of not less that 10% The Agreement also provided that Mr. Ella shall receive options to purchase not less than 100,000 shares on September 1 of 1994, 1995, 1996 and 1997 at the then current market value. All such options to be immediately exercisable and to expire ten years from the date of grant. If the agreement is terminated by Mr. Ella for good cause, as defined in the agreement, the Company must pay him an amount equal to his base salary for the remaining term of the agreement. On October 20, 1994, Mr. Ella notified the Board of Directors that the Company was in breach of the agreement by virtue of its inability to pay him his salary or reimburse expenses as they became due. Mr. Ella advised the Board that unless the breach was cured, he would treat the situation as a constructive termination without cause, thus leaving him free to seek other employment, which he did. The Company has an ongoing obligation under the terns of the agreement. At March 31, 1995, the Company had $39,230 in unpaid compensation due Mr. Ella accrued for calendar year 1994, for which the Company is indebted to him along with his contract salary for calendar years 1995, 1996 and 1997 totaling approximately $600,000. In fiscal 2000, the Company paid Mr. Ella $15,000 of the accrued 1994 unpaid compensation.

DIRECTORS' FEES

Directors of the Company receive no cash compensation for serving as directors. Directors may be paid a fee of $100 per hour for extraordinary services beyond normal duties as a director. No such fees were paid in fiscal 2000.

Directors who are not officers of the Company participate in the Outside Directors' Option Plan. This plan provides for an annual non-discretionary grant of an option to purchase 2,000 shares (5,000 shares if the director has not previously received an option from the Company) to each non-employee director of the Company who is a Company director at the time of the first Board of Directors meeting after each annual meeting of shareholders. The exercise price is the mean between the bid and ask price on the date of grant. The options are exercisable six months after the date of grant and expire ten years after the date of grant, subject to earlier cancellation 30 days after termination as a director. The maximum number of shares that may be issued upon exercise of options granted under the plan is 100,000. No such options were granted during fiscal year 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given as of March 31, 2000, with respect to each person who is known to the Company to be the beneficial owner of more than 5 percent of any class of its capital stock, each director of the Company individually, and by all directors and executive officers of the Company as a group. Unless otherwise indicated, each such beneficial owner is believed to hold the common stock with sole voting and investment power.

AS OF MARCH 31, 2000:

    ------------------------------------------------------------------------------------------------------
                                                                      Amount and Nature
                                                                        of Beneficial        Percent of
      Title of Class       Name and Address of Beneficial Owner           Ownership            Class
    ------------------------------------------------------------------------------------------------------
      Common Stock         Paul D. Crawford(1)                             500,000               .38
                           7718 Taylor Street NE
                           Spring Lake Park, MN 55432
    ------------------------------------------------------------------------------------------------------
      Common Stock         Daniel and Dennis Neisen(2)                    2,500,000             1.92
                           Partnership
                           125 North Meridian Street
                           Belle Plaine, MN 56001
    ------------------------------------------------------------------------------------------------------
      Common Stock         K&J Concrete & Masonry, Inc.                   2,500,000             1.92
                           6291 West 230th Street
                           Belle Plaine, MN 56011
    ------------------------------------------------------------------------------------------------------
      Common Stock         All Directors and Executive Officers as        3,000,000             2.3
                           a Group
                           (2 persons)
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   Managed Venture Fund III                        100,000              5.67
                           c/o Paul Crawford
                           65 SE Main Street
                           Minneapolis, MN 55414
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   Neisen Farm                                     120,000              6.81
                           125 North Meridian Street
                           Belle Plaine, MN 56011
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   John A. Bogard                                  110,000              6.24
                           1416 Oregon Avenue North
                           Golden Valley, MN 55427
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   K&J Concrete & Masonry Co.                      100,000              5.67
    ------------------------------------------------------------------------------------------------------
------------------------
(1)   Mr. Crawford is the CEO of the Corporation.
(2)   Daniel Neisen is a Director of the Company.



                           6291 West 230th Street
                           Belle Plaine, MN 56011
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   William H. Thomas                               100,000              5.67
                           3265 Robinson's Bay Road
                           Wayzata, MN 55391
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   William Bruggeman                               100,000              5.67
                           20 Anemone Circle
                           North Oaks, MN 55127
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   William Bernard                              250,000             14.18
                           Rapid City, SD
    ------------------------------------------------------------------------------------------------------
      Series B Preferred   Marilyn G. Erickson                             237,200             13.45
                           Rapid City, SD
    ------------------------------------------------------------------------------------------------------
      Series C Preferred   Dolores E. Crawford(3)                          400,000             10.02
                           7118 Taylor Street NE
                           Spring Lake Park, MN 55432
    ------------------------------------------------------------------------------------------------------
      Series C Preferred   Paul D. Crawford(1)                             935,200             23.43
                           7118 Taylor Street NE
                           Spring Lake Park, MN 55432
    ------------------------------------------------------------------------------------------------------
      Series C Preferred   Daniel and Dennis Neisen(2)                     250,000              6.26
                           Partnership
                           125 North Meridian Street
                           Belle Plaine, MN 56001
    ------------------------------------------------------------------------------------------------------
      Series C Preferred   K&J Concrete & Masonry Co.                      250,000              6.26
                           6291 West 230th Street
                           Belle Plaine, MN 56011
    ------------------------------------------------------------------------------------------------------
      Series C Preferred   Gary Macho                                      280,000              7.01
                           24774 East Cedar Lake Drive
                           New Prague, MN 56071
    ------------------------------------------------------------------------------------------------------
      Series C Preferred   StoreItOnLine.Com, Inc.                         300,000              7.51
                           c/o Jean-Paul Lamere
                           512 Virginia Avenue
                           Minneapolis, MN 55356
    ------------------------------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Upon becoming a director and CEO of the Company in July, 1999, Paul D. Crawford subscribed to purchase 500,000 shares of common stock at a price of $.04 per share as part of the reorganization.

Prior to the acquisition of all of the outstanding common stock of Entrenaut, Inc., Paul D. Crawford, the Chief Executive Officer and Director of the Company owned 23.43% of Entrenaut, Inc. and as a result of the stock exchange of the Company's Series C preferred stock for Entrenaut, Inc. common stock, he individually owns 935,200 shares of the Series C convertible stock making him the largest holder of this series and when combined with the 400,000 shares of Series C he assigned to his wife, Delores Crawford, gives him a 33.45% ownership of the Series C preferred stock. Assuming the conversion of the Series B and Series C preferred stock, Mr. Crawford owns 18.86% of the common stock of the Company.

Through its subsidiary, Entrenaut, Inc., the Company has acquired minority interests in two companies for which it provides incubator services: Chefinabox, Inc. and OfficeCause.com, Inc. Both of these companies are controlled by Paul D. Crawford, the Company's Chief Executive Officer and Director who owns 68.96% and 77.77% of the two companies respectively.

Paul D. Crawford was also a co-founder and is a significant shareholder of Commission Junction, Inc., a company in which the Company has acquired a minority interest for investment purposes. Mr. Crawford is no longer an officer or director of Commission Junction, Inc.


-----------------------
(3)   Dolores Crawford is the wife of Paul Crawford.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a)      EXHIBITS


    EXHIBIT
    NUMBER                                            DESCRIPTION                                         PAGE
    -------                                           -----------                                         ----
      2.1          Amended Plan of Reorganization, dated October 16, 1989.  (Exhibit 2.2) (1)              --

      2.2          Articles of Merger and Restated Articles of Incorporation,                              --
                   dated February 27, 1990 with Medical Funding Corporation.
                   Exhibit 2.2) (1)

      2.3          Agreement and Plan of Merger, dated June 28, 1991 with A-1                              --
                   Engineering, Inc., Gordon Neuman and Clayton Neuman.
                  (Exhibit 2.1) (3)

      3.1          Amendment to Articles of Incorporation (Exhibit 3.1) (7)                                --

      3.2          Bylaws.  (Exhibit 3.1) (1)                                                              --

      4.1          Form of stock purchase warrant.  (Exhibit 4.2) (1)                                      --

      4.2          Warrant Agreement (Exhibit 4.3) (1)                                                     --

      4.3          Certificate of Creation of Series A. Convertible Preferred                              --
                   Stock.  (Exhibit 10.2) (9)

      4.4          Designation of Rights and Preferences of Series B Convertible                           --
                   Preferred Stock (Exhibit 10.2) (9)

      4.5          Certificate of Designation of Additional Shares of Series B                             --
                   Convertible Preferred Stock.  (Exhibit 10.1) (10)

      4.6          Articles of Correction of Designation of Additional Shares                              --
                   of Series B Convertible Preferred Stock.  (Exhibit 10.2) (10)

      4.7          Statement of Cancellation of Designation of Series A                                    --
                   Convertible Preferred Stock.  (Exhibit 4.7) (12)

    10.1           Amended and Restated 1990 Stock Option Plan. (5) **                                     --

    10.2           Outside Directors' Option Plan.  (Exhibit 10.10) (2) **                                 --

    10.3           First Amendment to Outside Directors' Option Plan.                                      --
                   Exhibit 10.9) (4) **

    10.4           Non-qualified, Non-Plan Option granted to John B. Knauff,                               --
                   March 31, 1994. * **

    10.5           Non-qualified, Non-Plan Option granted to Lewis N. Mirviss,                             --
                   March 31, 1994. * **

    10.6           Employment Agreement dated effective September 1, 1993, by                              --
                   and between Vincent G. Ella and Calendar Capital, Inc.
                   (Exhibit 10.3) (10) **

    10.7           Employment Agreement with Robert J. Keyport, dated                                      --
                   November 2, 1992.  (Exhibit 10.10) (7) **

    10.8           Severance Agreement with Gregory J. Ruehle, dated                                       --
                   November 2, 1992.  (Exhibit 10.11) (7) **

    10.9           Employment Agreement, dated effective July 19, 1993, by                                 --
                   and between John B. Hendricks and Caribbean Casinos, Ltd.
                   (Exhibit 10.20) (12)

    10.10          Employment Agreement, dated effective July 19, 1993, by                                 --
                   and between Valerie B. Hendricks and Caribbean Casinos, Ltd.
                   (Exhibit 10.21) (12)



   10.11           Employment Agreement, dated effective July 19, 1993, by                                 --
                   and between Philip H. Plowright and Caribbean Casinos, Ltd.
                   (Exhibit 10.22) (12)

   10.12           Asset Purchase Agreement with Followmotion Limited,                                     --
                   dated December 12, 1992.  (6)

   10.13           Amendment #1 to Asset Purchase Agreement, effective                                     --
                   September 30, 1993. (13)

   10.14           Amendment #2 to Asset Purchase Agreement, effective                                     --
                   April 28, 1994. (13)

   10.15           Lease with NWC Limited Partnership, dated May 18, 1993.                                 --
                   (Exhibit 10.12) (7)

   10.16           Sublease with Faegre & Benson, a Minnesota general partner-                             --
                   ship, dated May 7, 1993.  (Exhibit 10.13) (7)

   10.17           Assignment of Lease and Consent to Assignment, dated                                    --
                   May 16 19 (13)

   10.18           Lease by and between MEPC American Properties, Inc. and                                 --
                   the Company, dated April 20, 1994. (13)

   10.19           Share Purchase Agreement, dated April 2, 1994, with                                     --
                   Lightning Bingo (Exhibit 2.1) (11)

   10.20           Escrow Agreement, with respect to Lightning Casino.                                     --
                   (Exhibit 2.2) (11)

   10.21           Promissory Note with respect to Lightning Casino.                                       --
                   (Exhibit 2.3) (11)

   10.22           Unanimous Shareholders Agreement with respect to Lightning                              --
                   Casino.  (Exhibit 2.4) (11)

   10.23           Operating Management Agreement with respect to Lightning                                --
                   Casino.  (Exhibit 10.1) (11)

   10.24           Plan of Reorganization of Lilly Belle's, Inc. proposed by                               --
                   the Debtor in Possession and Calendar Capital, Inc., dated
                   January 31, 1994.  (Exhibit 10.24) (12)
   10.25
                   Disclosure Statement to Accompany Plan of Reorganization,                               --
                   dated January 31, 1994.  (Exhibit 10.25) (12)

   10.26           Amended Disclosure Statement to accompany the Plan of                                   --
                   Reorganization of Lilly Belle's, Inc. proposed by the Debtor and Calendar Capital, Inc., dated January 31, 1994. (13)

   10.27           Letter Agreement dated July 6, 1993, by and among Calendar                              --
                   Capital, Inc., Mark J. Kallenbach and Johnnie L. Ransom.
                   Exhibit 10.14) (12)

   10.28           Cabinet Decision, dated June 26, 1991, permitting casino                                --
                   vessel operation.  (Exhibit 10.16) (12)

   10.29           Cabinet Decision, dated October 8, 1993, with respect to casino                         --
                   vessel operation.  (Exhibit 10.16) (12)

   10.30           Bareboat Charter Agreement, dated July 19, 1993, by and                                 --
                   between Sea Dancer, Inc. and Alpha Travel (Antigua) Limited.
                   (Exhibit 10.17) (12)

   10.31           Assignment and Assumption Agreement, dated July 21, 1993,                               --
                   by and between Alpha Travel (Antigua) Limited.  (Exhibit 10.18) (12)

   10.32           Contract for Sale and Purchase, dated September 3, 1993, by                             --
                   and between Emerald Syndicate, Inc. and Calendar Capital,
                   Inc.  (Exhibit 10.19) (12)

   10.33           Stock exchange Agreement, dated January 1, 2000, between                                --
                   Calendar Capital, Inc. and Entrenaut, Inc. (Exhibit 10.1)(14)

   16.1            Letter of Ernst & Young.  (Exhibit 10.1) (8)                                            --

   21.1            Subsidiaries of Registrant. (13)                                                        --


-------------------

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

(14) Incorporated by referenced to the Specified exhibit to the Form 8-K dated February 1, 2000.

A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of June 30, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Calendar Capital, Inc., 43 Main Street SE, Suite 230, Minneapolis, Minnesota 55414.

(b) REPORTS ON FORM 8-K. During the last quarter of the period covered by this report, a Form 8-K was filed February 4, 2000, regarding the acquisition of Entrenaut, Inc. by the Company, and on March 14, 2000, a Form 8-K/A was filed containing the audited financial statements for Entrenaut, Inc. for the period ending December 31, 1999 as well as an unaudited proforma balance sheet of the merged companies as of December 31, 1999 and the proforma statement of operations for the period April 1, 1999 through December 31, 1999.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CALENDAR CAPITAL, INC.



Dated:  July 14, 2000.                         By:  /s/ Paul D. Crawford
                                                  ------------------------------
                                                    Paul D. Crawford
                                               Its: Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Paul D. Crawford            Chairman of the Board           July 14, 2000
---------------------------     of Directors
Paul D. Crawford



/s/ Wayne Atkins                President and Director          July 14, 2000
---------------------------
Wayne Atkins

                                                       FINANCIAL STATEMENTS FOR:


                                                          CALENDAR CAPITAL, INC.
                                                                  AND SUBSIDIARY
                                                             DBA ENTRENAUT, INC.


                                                        Period from July 1, 1999
                                                             (inception) through
                                                                  March 31, 2000

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Calendar Capital, Inc. and
  Subsidiary dba Entrenaut, Inc.
St. Paul, Minnesota


We have audited the balance sheet of Calendar Capital, Inc. and Subsidiary dba Entrenaut, Inc. as of March 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the period from July 1, 1999 (inception) through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calendar Capital, Inc. and Subsidiary dba Entrenaut, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 and Note 2, a significant portion of the Company's assets are investments in start-up companies. The ultimate recovery of these investments is based on these companies developing profitable operations. The financial statements do not include any adjustments to write-down these investments, however, it is at least reasonably possible that estimates of the recoverability of these investments will change in the near term.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses incurred during the period ending March 31, 2000, the nature of its investments and advances to affiliates as well as its need to raise additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.



May 25, 2000, except for Footnote 12, which is dated June 27, 2000 Minneapolis, Minnesota

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                         BALANCE SHEET - MARCH 31, 2000


ASSETS:
     Current assets:
        Cash                                                                                                $        22,040
        Prepaid and other                                                                                            46,098
                                                                                                            ---------------

           Total current assets                                                                                      68,138
                                                                                                            ---------------

     Property and equipment, net of accumulated depreciation
       of $1,125                                                                                                     25,353
     Investments                                                                                                  1,384,534
     Goodwill, net of accumulated amortization of $32,501                                                           292,512
                                                                                                            ---------------
                                                                                                                  1,702,399
                                                                                                            ---------------
           Total assets                                                                                     $     1,770,537
                                                                                                            ===============


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Current liabilities:
        Note payable, bank                                                                                  $       242,000
        Notes payable, other                                                                                        200,000
        Convertible debentures                                                                                      500,000
        Accounts payable                                                                                            172,795
        Accrued expenses                                                                                            259,807
        Due to related party                                                                                         14,800
                                                                                                            ---------------

           Total current liabilities                                                                              1,389,402
                                                                                                            ---------------

     Shareholders' equity:
        Preferred stock:
           Series B convertible, $.01 par value, 2,000,000 shares authorized;
             1,763,200 shares issued and outstanding                                                                 17,632
           Series C convertible, $.01 par value, 4,000,000 shares authorized;
             3,992,128 shares issued and outstanding                                                                 39,921
        Common stock, $.01 par value, 14,000,000 shares authorized;
          12,976,418 shares issued and outstanding                                                                  129,764
        Additional paid-in capital                                                                                  667,749
        Stock subscriptions receivable                                                                             (124,000)
        Accumulated deficit                                                                                        (349,931)
                                                                                                            ---------------

                                                                                                                    381,135
                                                                                                            ---------------

           Total liabilities and shareholders' equity                                                       $     1,770,537
                                                                                                            ===============

                       See notes to financial statements.
                                                                               2

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                             STATEMENT OF OPERATIONS

           Period from July 1, 1999 (inception) through March 31, 2000


Management and consulting fees                                                                              $     1,016,646

Less direct costs                                                                                                   466,063
                                                                                                            ---------------
Net revenues                                                                                                        550,583

General and administrative expenses                                                                                 656,163
                                                                                                            ---------------
Loss from operations                                                                                               (105,580)
                                                                                                            ---------------
Other income (expenses):
     Interest:
        Income                                                                                                        7,604
        Expense                                                                                                     (23,357)
     Equity in losses of affiliated companies                                                                      (225,298)
                                                                                                            ---------------

                                                                                                                   (241,051)
                                                                                                            ---------------

Loss before income taxes                                                                                           (346,631)

Income tax expense                                                                                                    3,300
                                                                                                            ---------------

Net loss                                                                                                    $      (349,931)
                                                                                                            ===============

Loss per common share, basic and diluted                                                                    $          (.08)
                                                                                                            ===============

Weighted average number of common shares, basic and diluted                                                       4,325,473
                                                                                                            ===============


                       See notes to financial statements.
                                                                               3

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

           Period from July 1, 1999 (inception) through March 31, 2000


                                  PREFERRED STOCK,                 PREFERRED STOCK,
                                SERIES B CONVERTIBLE             SERIES C CONVERTIBLE                 COMMON STOCK
                           -------------------------------  ------------------------------   -------------------------------
                                SHARES          AMOUNT          SHARES           AMOUNT           SHARES           AMOUNT
                           ---------------  --------------  ---------------  -------------   ---------------  --------------
Issuance of stock
  (from $.13 to $2.50
  per share)                                                      3,992,128  $      39,921

Issuance of  stock
  options and
  warrants

Reverse acquisition
  of Calendar Capital,
  Inc.                           1,763,200  $       17,632                                        12,976,418  $     129,764

Net loss
                           ---------------  --------------  ---------------  -------------   ---------------  --------------

                                 1,763,200  $       17,632        3,992,128  $      39,921        12,976,418  $     129,764
                           ===============  ==============  ===============  =============   ===============  =============

        ADDITIONAL                 STOCK
          PAID-IN              SUBSCRIPTIONS          ACCUMULATED
          CAPITAL               RECEIVABLE              DEFICIT             TOTAL
     ---------------         ---------------       ---------------     ---------------
     $     1,434,034         $      (100,000)                          $     1,373,955



              57,253                                                            57,253



            (823,538)                (24,000)                                 (700,142)

                                                   $      (349,931)           (349,931)
     ---------------         ---------------       ---------------     ---------------

     $       667,749         $      (124,000)      $      (349,931)    $       381,135
     ===============         ===============       ===============     ===============


                       See notes to financial statements.
                                                                               4

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                             STATEMENT OF CASH FLOWS

           Period from July 1, 1999 (inception) through March 31, 2000

Cash flows from operating activities:
     Net loss                                                                                               $     (349,931)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation                                                                                                  1,125
        Amortization                                                                                                 32,501
        Equity in losses of affiliated companies                                                                    225,298
        Issuance of stock warrants                                                                                   19,753
     Change in operating assets and liabilities:
        Prepaids and other                                                                                              602
        Accounts payable                                                                                            171,797
        Accrued expenses                                                                                             23,013
                                                                                                            ---------------

     Net cash provided by operating activities                                                                      124,158
                                                                                                            ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                                                             (26,478)
     Cash acquired in reverse acquisition of Calendar Capital, Inc.                                                   5,950
     Investments:
        Cash paid for common stock                                                                               (1,071,000)
        Advances to affiliates                                                                                   (1,031,345)
        Payments received from affiliates                                                                           412,500
                                                                                                            ---------------

     Net cash used in investing activities                                                                       (1,710,373)
                                                                                                            ---------------

Cash flows from financing activities:
     Proceeds from:
        Note payable, bank                                                                                          242,000
        Issuance of stock                                                                                         1,186,455
        Notes payable, other                                                                                        100,000
        Advance from related party                                                                                   14,800
        Convertible debentures                                                                                      115,000
     Payments on notes payable, other                                                                               (50,000)
                                                                                                            ---------------

     Net cash provided by financing activities                                                                    1,608,255
                                                                                                            ---------------

Net increase in cash                                                                                                 22,040

Cash, beginning                                                                                                           0
                                                                                                            ---------------

Cash, ending                                                                                                $        22,040
                                                                                                            ===============


                       See notes to financial statements.
                                                                               5

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                             STATEMENT OF CASH FLOWS

           Period from July 1, 1999 (inception) through March 31, 2000


Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                                                           $        13,282
                                                                                                            ===============

         Income taxes                                                                                       $         3,300
                                                                                                            ===============

Supplemental schedule of non-cash investing and financing activities:
     Investments acquired through:

         Issuance of:
              Preferred stock                                                                               $       187,500
              Warrants                                                                                               37,500
                                                                                                            ---------------

                                                                                                            $       225,000
                                                                                                            ===============

         Stock warrants and options issued for debt guarantee and consulting                                $        19,753
                                                                                                            ===============

     Assets acquired and liabilities assumed in reverse acquisition of Calendar
       Capital, Inc.:
         Assets acquired:
              Prepaid and other                                                                             $        46,700
              Investments                                                                                            20,000
                                                                                                            ---------------

                                                                                                            $        66,700
                                                                                                            ===============

         Liabilities assumed:
              Note payable, other                                                                           $       150,000
              Accounts payable                                                                                          998
              Accrued expenses                                                                                      236,794
              Convertible debentures                                                                                385,000
                                                                                                            ---------------

                                                                                                            $       772,792
                                                                                                            ===============


                       See notes to financial statements.
                                                                               6

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reverse acquisition:
     On January 1, 2000, Calendar Capital, Inc. acquired all of the outstanding common stock (1,996,064 shares) of Entrenaut, Inc. for 3,992,128 shares of Series C Preferred Convertible Stock. Each share of Series C Preferred Convertible Stock has twelve and one-half votes and is convertible into twelve and one-half shares of the Company's common stock, subject to availability. For legal purposes, Entrenaut, Inc. is a wholly-owned subsidiary of Calendar Capital, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Entrenaut, Inc. of Calendar Capital, Inc. and as a recapitalization of Entrenaut, Inc. Calendar Capital, Inc. had residual assets and liabilities but essentially had no activity between 1994 and 1999. The assets were transferred and liabilities were assumed at the date of the acquisition. The historical financial statements prior to January 1, 2000 are those of Entrenaut, Inc. All share and per share information has been restated for this transaction.

     Subsequent to March 31, 2000, the Company plans to transfer all assets of Entrenaut, Inc. to Calendar Capital, Inc., dissolve Entrenaut, Inc. and change the name of Calendar Capital, Inc. to Entrenaut, Inc. In addition, the Company plans to seek shareholder approval to increase the number of authorized common shares to enable the holders of the Series C Preferred Convertible Stock to convert their shares to common stock.

Nature of operations:
     Calendar Capital, Inc. and Subsidiary dba Entrenaut, Inc. (Company) located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing internet-related businesses. It is designed to incubate development-stage companies through management oversight of a concept, cooperative partnership, or passive investment, and to bring these concepts to launch quickly and successfully.

Cash:
     The Company maintains its cash at a financial institution in Minnesota. At times, the bank balance exceeds limits insured by Federal agencies.

Property and equipment:
     Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

     The estimated useful lives are as follows:

         Computer software          3 years
         Office equipment           5 years
         Furniture and fixtures     7 years

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Investments in common stock:
     The Company has investments in the common stock of five companies. These investments are summarized as follows:

     Equity method:
       Chefinabox, Inc. - The Company paid cash of $215,000 to acquire 21.18% of the common stock of Chefinabox, Inc., a development stage virtual restaurant that intends to sell restaurant quality, semi-prepared meals to the consumer via the Internet. The difference between the cost of the investment and the amount of underlying equity in net assets of the investee of $169,458 is being amortized over 60 months and is included in goodwill. Included in investments at March 31, 2000 is $373,586 of outstanding advances made to Chefinabox, Inc. during the period ended March 31, 2000.

       OfficeCause.com, Inc. - The Company paid cash of $200,000 to acquire 22.22% of the common stock of OfficeCause.com, Inc., a development stage virtual storefront consisting of more than 50 well-known merchants and a representation of national and local charities. When a customer makes a purchase through OfficeCause.com, Inc., a percentage is contributed to a charity of the customer's choice. The difference between the cost of the investment and the amount of underlying equity in net assets of the investee of $155,556 is being amortized over 60 months and is included in goodwill. Included in investments at March 31, 2000 is $251,786 of outstanding advances made to OfficeCause.com, Inc. during the period ended March 31, 2000.

     Cost method:
       Commission Junction, Inc. - The Company paid cash of $500,000 to acquire approximately 2% of the common stock of Commission Junction, Inc., a company that provides a mechanism for affiliates and merchants to find each other over the Internet and track transactions between the two companies.

       StoreItOnLine.com, Inc. - The Company paid cash of $75,000, issued 300,000 shares of its Series C preferred stock and issued stock warrants to purchase 200,000 additional Series C preferred shares to acquire approximately 9% of the common stock of StoreItOnLine.com, Inc., a high capacity, web-based storage business. The Company also received warrants to purchase an additional 150,000 shares of Store It On Line.com, Inc. common stock as part of the stock purchase.

       Superior Broadband, Inc. - The Company paid cash of $75,000 to acquire 7.5% of the common stock of Superior Broadband, Inc., a premium access internet service provider of wireless broadband to high band width demand customers.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock compensation:
     The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and will disclose the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards
     (SFAS) No. 123, Accounting for Stock-Based Compensation.

Basis of presentation:
     The Company's financial statements for the year ended March 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company has incurred losses of approximately $350,000 through March 31, 2000 and will incur additional costs as it continues to develop and market internet based companies. Also, a substantial amount of the Company's assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company's ability to continue as a going concern is also largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

     From July 1, 1999 through March 31, 2000, the Company raised approximately $1,175,000 through the sale of stock to private investors. On January 3, 2000, the Board of Directors undertook a private offering of 200 units of convertible debentures at $5,000 per unit in connection with raising up to $1,000,000 in debt financing. Each unit is convertible into 20,000 shares of the common stock of the Company at $.25 per share bearing an annual interest rate of 9% and is to be sold solely to accredited investors. If the offering is successful, the Company plans to use the proceeds to continue present operations as well as support OfficeCause.com, Inc. and Chefinabox, Inc. Through March 31, 2000, the Company has issued $115,000 of these debentures.

     The Company is waiting for the NASD to put its public common stock back on the OTC Bulletin Board. A local brokerage firm has applied with the NASD to become a market maker in this stock. Once the stock is trading on the OTC Bulletin Board, the Company intends to seek another round of financing. The Company has not yet determined whether this round will be public or private and has not yet determined the amount of the offering. In addition, OfficeCause.com, Inc. and Chefinabox, Inc. plan to begin raising additional private financing in the next three to six months. Although the Company may invest further in these companies, management expects that a majority of future funding of these companies will come from unrelated third parties.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Basis of presentation (continued):
     The Company is also actively seeking personnel to fill critical roles, including technical personnel and chief executives of incubated companies.

Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying financial statements include management's estimates of the collectibility of advances made to affiliates and the valuation of investments in common stock. It is reasonably possible that a change in these estimates could occur in the near term.

Fair value of financial instruments:
     Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     For cash, the carrying value is a reasonable estimate of its fair value. It was not practicable to estimate the fair value of non-marketable investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The fair values for debentures and notes payable are estimated to approximate the carrying amount as the interest stated in those agreements approximates interest rates currently being offered on similar instruments.

Earnings (loss) per share:
     Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share is calculated by adjusting outstanding shares, assuming conversion of all potential dilutive stock options and warrants, convertible debentures, and convertible preferred stock.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings (loss) per share (continued):
     Stock options to purchase 827,750 shares of common stock at March 31, 2000 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive. Potential conversion of preferred stock, convertible debentures, and warrants and options to purchase preferred stock, into approximately 63,000,000 shares of common stock at March 31, 2000 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

2.   RELATED PARTIES:

During 1999, the Company entered into incubation agreements with Chefinabox, Inc. and OfficeCause.com, Inc. Under these agreements, the Company provided incubation services to these affiliates, including developing business strategy, brand, market positioning, creative design, web site and setting up back-end operations. The Company charged these affiliates for consulting time at $125 per hour with a maximum of 2,000 hours. The Company also contracted with outside consultants to provide services to bring the concept to market and added a 15% mark up to these consulting fees. The Company also pays for standard business operating expenses on behalf of its affiliates, which are charged back with no additional mark up. The affiliates can choose to continue using Company services such as marketing, customer service, accounting, use of office equipment, phones and space. Use of these services will incur additional charges and are not included in the charges noted above.

Total amounts charged under these incubation agreements through March 31, 2000 were $567,854 to Chefinabox, Inc. and $448,991 to OfficeCause.com, Inc. The Company charges interest of 9% on all amounts due from these affiliates that have been outstanding for more than 30 days. The Company also advanced Chefinabox, Inc. $14,500 during the current fiscal year independent of the incubation agreement. The amount outstanding bears interest at 9%. Total interest charged to these affiliates through March 31, 2000 was $4,232 to Chefinabox, Inc. and $2,294 to OfficeCause.com, Inc. Amounts due from these affiliates at March 31, 2000, included in investments, were $373,586 from Chefinabox, Inc. and $251,786 from OfficeCause.com, Inc.

The majority shareholder of Chefinabox, Inc. and OfficeCause.com, Inc. is also the Chief Executive Officer and Chairman of the Board of Directors of the Company.

During the year, the Company borrowed $10,000 from Net Medical, Inc., which has the same Chief Executive Officer as the Company. Net Medical Inc. also paid $13,164 of payroll costs on behalf of the Company. The Company also incurred approximately $21,000 during fiscal year 2000 to determine whether the Net Medical, Inc. concept has the potential to be incubated. If the concept is developed, these costs may be charged back to Net Medical, Inc. as outside consultant fees subject to a 15% mark-up.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


2.   RELATED PARTIES (CONTINUED):

Crawford Capital Corp., which is owned by the Chief Executive Officer of the Company, paid $5,000 of professional fees on behalf of the Company during fiscal year 2000. The amount was reimbursed prior to March 31, 2000.

Due to related party includes amounts advanced to the Company by the Chief Executive Officer. The amount is due on December 31, 2000 and bears no interest.

Calendar Capital, Inc. entered into an employment agreement in September of 1993 with its then chief executive officer. The agreement, which expired in August 1998, called for among other items, a base salary of $120,000 annually with increases of at least 10% per annum as well as granting options to purchase 100,000 shares of common stock each year of the agreement. The Company is currently in negotiations with the former chief executive officer to settle amounts due under the agreement. As of March 31, 2000, the maximum potential liability under this agreement is approximately $600,000. The former chief executive officer is the Company's current special securities counsel.

3.   INVESTMENTS IN AFFILIATES:

The Company has investments in Chefinabox, Inc. and Office Cause.com, Inc. that are accounted for on the equity method. The table below summarizes the unaudited financial information of these companies as of and for the period ended March 31, 2000:

           Assets                                         $         4,422
                                                          ===============

           Liabilities                                    $       630,885
           Shareholders' deficit                                 (626,463)
                                                          ---------------

                                                          $         4,422
                                                          ===============

           Revenue                                        $         1,795
           Expenses                                             1,043,258
                                                          ---------------

           Net loss                                       $     1,041,463
                                                          ===============

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


4.   NOTES PAYABLE:

Notes payable includes borrowings from a bank under a $250,000 line-of-credit, of which $242,000 was used at March 31, 2000. Interest only payments at an interest rate of 1.5% over prime (10.5% at March 31, 2000) are due monthly through October 2000 at which time the principal balance is due. The line-of-credit is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company and a personal guarantee for the entire amount of the credit facility by the same shareholder. Interest payments made under the line-of-credit were $7,389 during the period ended March 31, 2000.

Notes payable also includes borrowings from a shareholder in the amount of $50,000. The note bears interest at 10% and is due September 30, 2000. The note is secured by 5,000 shares of Commission Junction stock held by the Chief Executive Officer of the Company. In addition, the Chief Executive Officer of the Company also agreed to transfer 500 shares of Commission Junction stock held by him to the lender within 90 days of the time that Commission Junction goes public.

Notes payable also includes borrowings from an unrelated party in the amount of $150,000, with no stated rate of interest. The amount was due on June 1, 1995 and the Company is currently in default on the note.

5.   CONVERTIBLE DEBENTURES:

The Company has outstanding convertible debentures totaling $500,000 as follows:

                                                                                                               Conversion
                                                                                                                price per
                  Expiration date of conversion                      Amount             Interest rate             share
------------------------------------------------------          ----------------       ---------------        -------------
     October 1, 1993                                            $         60,000               9%             $      .50
     September 15, 1994 (1)                                              125,000               9%                    .50
     October 3, 1994                                                     200,000               8%                    .40
     February 14, 2001 through March 31, 2001                            115,000               9%                    .25


(1) An individual debenture holder has sued the Company for repayment of the debenture claiming that the Company defaulted by not paying agreed-upon monthly interest payments in a timely manner. The Company elected not to defend the suit, thus a default judgement in favor of the debenture holder was awarded.

Interest expense related to these debentures was $9,040 for the period ended March 31, 2000.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


6.   INCOME TAXES:

The income tax provision consists of the following:

         Current income taxes:
             Federal                                 $         2,000
             State                                             1,300
                                                     ---------------

                                                               3,300
                                                     ---------------

         Deferred income taxes:
             Federal                                         (27,587)
             State                                            (8,815)
                                                     ---------------

                                                             (36,402)
                                                     ---------------

         Valuation allowance                                  36,402
                                                     ---------------

         Income tax expense                          $         3,300
                                                     ===============

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences giving rise to the deferred tax asset consist primarily of net operating loss carryforwards. Temporary differences giving rise to the deferred tax liability consist primarily of the excess of depreciation expense for tax purposes over the amount for financial reporting purposes.

The income tax provision for continuing operations varied from the federal statutory tax rate as follows for the period ended March 31, 2000:

         U.S. statutory rate                            (34.00)%
         Equity in net losses of affiliates              22.30
         Goodwill amortization                            3.19
         Valuation allowance                              9.11
                                                     ---------

                                                           .60%
                                                     =========

The current income taxes relate to taxable income generated by the Company from July 1, 1999 through December 31, 1999, the year-end for income tax purposes prior to the reverse acquisition.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


6.   INCOME TAXES (CONTINUED):

During fiscal years 1990 and 2000, Calendar Capital, Inc. experienced significant ownership changes, resulting in a limitation of future utilization of pre-ownership change net operating losses. Utilization of net operating losses generated prior to the ownership change in fiscal year 1990 is limited to $68,000 per year plus amounts not utilized in prior years, and $1,020,000 in the aggregate, through the year 2005. Subsequent to this change in ownership, Calendar Capital, Inc. accumulated additional net operating losses and had cumulative losses of approximately $5,000,000 prior to the fiscal year 2000 change in ownership. The Company has not yet determined the amount of these cumulative losses that will be available to offset future taxable income. Accordingly, no deferred tax asset and related valuation allowance has been recorded relating to these cumulative losses. The Company has not recomputed its compliance with Section 382 of the Internal Revenue Code since 1990.

At March 31, 2000, for income tax return purposes, the Company has net operating loss carryforwards of approximately $100,000 available to offset future taxable income. If not used, these carryforwards will begin to expire in 2020.

The components of deferred tax assets and liabilities are as follows at March 31, 2000:

     Deferred tax liability, temporary differences related to depreciation                                  $         3,551

     Tax effect of net operating loss carryforwards                                                                 (39,953)
                                                                                                            ---------------

     Tax effect of future temporary differences and carryforwards                                                   (36,402)

     Less net deferred tax asset valuation allowance                                                                 36,402
                                                                                                            ---------------

     Net deferred tax asset                                                                                 $             0
                                                                                                            ===============

The valuation allowance was recorded to reflect the estimated amount of deferred tax assets which may not be realized in future years.

7.   COMMITMENTS:

During fiscal year 1995, Calendar Capital, Inc. defaulted on a note payable that was originally due in September of 1995. The Company has not had contact with the lender for several years and is uncertain as to whether the collateral was obtained by the lender or whether the lender will seek payment on the note. The potential liability as of March 31, 2000 includes $166,286 in principal and $116,400 in accrued interest. These amounts are not reflected in the accompanying balance sheets based on the uncertainty of future payment.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


7.   COMMITMENTS (CONTINUED):

Employment agreements:
     During 1999, the Company entered into employment agreements with two of its officers which requires the payment of annual compensation and certain fringe benefits through 2000. One of the agreements contains provisions for the payment of bonuses based on the amount of equity capital that the officer secures for the Company.

8.   STOCK WARRANTS:

The Company has issued warrants to certain debt holders, guarantors, vendors, and an investee in exchange for accepting shares of the Company's stock as partial consideration for the purchase of the investee's stock. The fair value of these warrants was recorded as additional paid-in capital. The Company has also issued warrants to employees. At March 31, 2000 the Company had issued warrants to purchase 730,000 shares of Series C Preferred Convertible Stock at $1.50 per share. The warrants are exercisable and expire at various dates through December 2002. No warrants have been exercised as of March 31, 2000. The weighted average remaining life of warrants outstanding at March 31, 2000 is
2.47 years.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for warrants issued to employees when the exercise price of the warrants issued are at least equal to the fair value of the stock on the date of the issue. Had compensation costs for these warrants been determined consistent with SFAS No. 123, the Company's net loss would have been unchanged as the warrants were determined to have no fair value on the date of issuance. The fair value of each warrant for the proforma disclosures required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                  Dividend yield                                       None
                  Expected volatility                                  None
                  Expected life of option                              3 years
                  Risk-free interest rate                              6.00%

9.   STOCK OPTIONS:

The Company has a stock option plan reserving 15% of the outstanding shares of the Company's common stock for future issuance. Under the terms of this stock option plan, the Company may grant to its employees and consultants options to purchase shares with a term not to exceed ten years.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


9.   STOCK OPTIONS (CONTINUED):

The Company also has a stock option plan reserving 100,000 shares of the Company's common stock for issuance to outside directors. Under the terms of this plan, eligible directors receive an option for 5,000 shares in the first year elected a director; in subsequent years eligible directors receive an option for 2,000 shares. The exercise price of the options shall be 100% of the current market price on the date of the grant. The term of the options is ten years.

In consideration for providing a loan to the Company, the Company issued an option to acquire up to 80,000 shares of Series C Preferred Convertible Stock at $1.25 per share. The option shall not expire until the later of six months beyond the payoff of the loan or December 31, 2000. The fair value of this option is included in additional paid-in capital. The option has not been exercised as of March 31, 2000.

A summary of the status of the Company's stock options are presented in the table below:

                                                                     Weighted                                 Weighted
                                                                      average                                  average
                                                                     exercise              Price             remaining
                                                   Shares              price               range                life
                                               --------------     ---------------   ----------------    ----------------
Options for preferred stock:
     Granted during the period
       ended March 31, 2000                         80,000            $  1.25              $1.25              .75 years
                                                 =========            =======              =====            =====

Options for common stock:
     Options related to the reverse
       acquisition of Calendar
       Capital, Inc.                               827,750            $  1.09         $.19 - $7.25           2.97 years
                                                 =========            =======         ============          =====

All of the above options are outstanding and exercisable at March 31, 2000.

10.  PREFERRED STOCK:

The Company's preferred stock consists of Series B Convertible Preferred Stock (Series B) and Series C Convertible Preferred Stock (Series C).

The holders of Series B stock are entitled to receive cumulative dividends at the rate of four percent of the stated value ($.50) of such shares payable annually, when and if declared by the Board of Directors. Each share of Series B is convertible at the option of the holder into one share of common stock. The holders of Series B have one vote per share. The Series B shares have a liquidation preference of $.50 per share plus any accumulated and unpaid dividends.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           Period from July 1, 1999 (inception) through March 31, 2000


10.  PREFERRED STOCK (CONTINUED):

The holders Series C stock are not entitled to receive dividends. Each share of Series C is convertible at the option of the holder into twelve and one-half shares of common stock. The holders of Series C have twelve and one-half votes per share. On or after January 1, 2001, the Company may redeem in whole or in part the shares of Series C at a redemption price of $25 per share. The Series C shares have a liquidation preference of $25 per share.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments are as follows:

                                                                                          Carrying               Fair
                                                                                           amount                value
                                                                                    -----------------     -----------------
     Financial assets:
        Cash                                                                        $          22,000     $          22,000

     Financial liabilities:
        Convertible debentures                                                      $         500,000     $         500,000

        Notes payable                                                               $         442,000     $         442,000

12.  SUBSEQUENT EVENTS:

Stock swap:
     Subsequent to March 31, 2000, the Company swapped 40,000 shares of Commission Junction, Inc. stock for 4,000 shares of Idealab! Holdings, L.L.C. preferred stock, which is convertible into common stock at a 10:1 ratio.

Investment:
     Subsequent to March 31, 2000, the Company agreed to lend $150,000 to JCafe, which recently launched a proprietary solution for managing the delivery of training and educational content over the Internet. The note is convertible into 150,000 shares of JCafe common stock. The Company also received warrants to purchase an additional 150,000 shares of JCafe common stock at $.625 per share.