Form 10QSB
period 2000-06-30
CALENDAR CAPITAL INC
filed 2000-08-21
CIK 716399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


          For the transition period from _____________ to _____________
                          Commission file number 012612


                             CALENDAR CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

Minnesota                                                  41-1442918
(State of other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
12,976,418.

Transition Small Business Disclosure Format (Check one):  Yes     No  X
                                                              ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

* On January 1, 2000, Calendar Capital acquired all of the outstanding common stock of Entrenaut, Inc., which was formed on July 1, 1999. For legal purposes, Entrenaut, Inc. is a wholly-owned subsidiary of Calendar Capital, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Entrenaut of Calendar Capital and as a recapitalization of Entrenaut. Calendar Capital had residual assets and liabilities but essentially no activity between 1994 and 1999. The assets were transferred and liabilities were assumed at the date of the acquisition. The historical financial statements prior to January 1, 2000 are those of Entrenaut, Inc. All share and per share information has been restated for this transaction.


                             CALENDAR CAPITAL, INC.
                       CONSOLIDATED STATEMENT OF OPERATION
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                      ------------------------
                                               JUNE 30, 2000             JUNE 30, 1999 *
                                               -------------             -------------

NET REVENUES                            $               47,937

Costs and expenses:
 General & adminis-
  trative expenses                                     310,554

LOSS FROM OPERATIONS                                  (262,617)
                                        ----------------------

Other income (expense):
  Interest:
         Income                                         14,453
         Expense                                       (25,000)
  Equity in losses of
  affiliated companies                                 (26,335)
                                        ----------------------

NET LOSS                                              (299,499)
                                        ======================

LOSS PER SHARE
 Basic                                                    (.02)
 Diluted                                                  (.02)
                                        ----------------------

Weighted average
 number of shares                       $           12,976,418
                                        ======================

                             CALENDAR CAPITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                June 30,                  June 30,
                                                                  2000                     1999
                                                                  ----                     ----
                                                              (unaudited)               (unaudited) *
         ASSETS
         Current assets:
              Cash and cash equivalents                       $         7,120
              Prepaid and other                                        77,808
              Property and equipment, net of
                  accumulated depreciation
                  of $2,676                                            33,598
              Investments                                           1,704,721
              Goodwill, net of accumulated
                  amortization of $48,752                             276,261
                                                                   ----------

          Total assets                                         $    2,099,508
                                                                    ---------

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
              Accounts payable                                        145,446
              Accrued Expenses                                        266,234
              Due to related parties                                  263,192
              Convertible Debentures                                  863,000
         Notes Payable:
                  Bank                                                250,000
                  Other                                               230,000
                                                                    ---------

         Total current liabilities                                  2,017,872

         Stockholders' equity:
              Preferred stock:
                 Series B, par value $.01 per share,
                     authorized 2,000,000 shares,
                     1,763,200 shares issued and outstanding           17,632
                 Series C, par value $01 per share,
                     authorized 4,000,000 shares,
                     3,992,128 shares issued amd outstanding           39,921
              Common stock, par value $.01 par value;
                  authorized 14,000,000 shares,
                  12,976,418 shares issued and outstanding            129,764
              Additional paid-in capital                              667,749
              Stock subscriptions receivable                         (124,000)
         Accumulated deficit                                         (649,430)
                                                                   ----------

         Total stockholders' equity                                    81,636
                                                                   ==========

         Total liabilities and
         stockholders' equity                                      $2,099,508
                                                                   ==========

                                       -3-

                             CALENDAR CAPITAL, INC.
                             STATEMENT OF CASH FLOW
                Increase (Decrease) in Cash and Cash Equivalents
                    for the three months ended June 30, 1999

                                                                       2000              1999 *
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                          $(299,499)
          Adjustments to reconcile net
          loss to net cash provided by
          operating activities:
                  Depreciation                                          1,551
                  Amortization                                         16,251
                  Equity in losses of affiliated companies             26,335
         Changes in operating assets and liabilities:
                  Prepaids and other                                  (38,105)
                  Accounts payable                                     (8,959)
                  Accrued expenses                                      6,427
                  Accrued interest                                        --
                                                                    ---------

         Net cash used in operating activities                       (295,999)
                                                                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                            (9,796)
         Investments:
            Cash paid for common stock                                (20,000)
            Advances to affiliates                                   (170,127)
            Cash paid for convertible note                           (150,000)
                                                                    ---------

         Net cash used in investing activities                       (349,923)
                                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from:
            Note payable, bank                                          8,000
            Notes payable, other                                       40,000
            Advance from related parties                              230,002
            Convertible debentures                                    363,000
         Payments on notes payable, other                             (10,000)
                                                                    ---------

         Net cash provided by financing activities                    631,002
                                                                    ---------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                            (14,920)

         Cash and cash equivalents at beginning of period              22,040
                                                                    ---------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   7,120
                                                                    =========

ITEM 2.  PLAN OF OPERATION.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO ATTACHED AS AN EXHIBIT TO THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS OF THE COMPANY ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

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

OFFICECAUSE.COM, INC.

This concept is based upon a model that offers Business-to-Business shoppers the opportunity to redeem a percentage of online purchases through its site and donate a substantial portion of the proceeds to charity. A more recent strategy developed by OfficeCause.com, Inc. is `The Giving E" which is for major charities and provides the backend software for a dedicated site operated by a single charity. OfficeCause.com, Inc. is on line and has been generating traffic. Entrenaut invested $200,000 to acquire 22% of OfficeCause.com, Inc. The next step is to find a strategic partner for the business or to sell it.

The Investor model of Entrenauts' portfolio contains four direct investments. These include:

     1. Commission Junction, Inc. - The Company paid cash of $500,000 to acquire approximately 2% of the common stock of Commission Junction, Inc., a company that provides a mechanism for affiliates and merchants to find each other over the Internet and track transactions between the two companies. During the three months ended June 30, 2000, the Company swapped 40,000 shares (or 40 percent of shares owned) of Commission Junction, Inc. stock for 4,000 shares of Idealab! Holdings, L.L.C preferred stock, which is convertible into common stock at a 10:1 ratio.

     2. StoreItOnline, Inc. a Company in which Entrenaut owns approximately a 9% interest, is an online provider of data storage services. The Company has also advanced StoreItOnLine, Inc. an additional $45,000.

     3. Superior Broadband, Inc. is a high bandwidth access provider (a wireless, last mile solution) focused on providing service in rural Minnesota. Entrenaut holds a 7.5% interest in Superior Broadband for which it paid $95,000.

     4. J Cafe, Inc. is a local company that has completed development of a new software engine to serve as an Internet or Intranet, interactive education and development platform. Entrenaut's investment in the form of a convertible debenture is equal to $150,000, or approximately a four percent interest on a fully-diluted basis.

StoreItOnline, Superior Broadband, Inc. and J Cafe are all early stage development companies none of which have realized any significant revenues.

During the next twelve months, the Company plans to seek strategic partners to add funding to Chefinabox, Inc. and OfficeCause.com and in the case of OfficeCause.com to further develop the back-end software that will enable the Company to provide and operate dedicated web sites for larger charities. The Company believes that such software will also be a saleable product and is pursuing other technical development of software for which it believes there is a market. In the case of StoreItOnline, the Company will be providing assistance in marketing the Company's service. Entrenaut also seeks to leverage its staff by marketing their skills on a consulting basis to companies that are not portfolio companies of Entrenaut.

The Company has most recently been funding its operations through personal loans from Paul Crawford, the Company's CEO. The Company currently does not have adequate working capital to support its operations. The Company plans to seek additional funds in the private or public equity or debt markets in order to maintain and expand acquisitions of ownership interests and to create, build and operate portfolio companies. The Company is also seeking to increase fee-based revenue from consulting projects as well as technical product development for funding operations. The Company's long-term success depends upon its ability to attract capital and it may not be able to obtain such financing on acceptable terms in which case the Company's ability to execute its business strategy will be seriously impaired.

During the last quarter the Company significantly reduced its staff due to working capital constraints and does not anticipate any new hires until additional funding is realized.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of the date hereof, the Company is not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         There are no changes to report in the first quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         (a) The Company has outstanding convertible debentures totaling $385,000, upon which it has defaulted as follows:

                                                              Interest            Price Per
                  Expiration Date              Amount           Rate                Share
                  -------------------------------------------------------------------------
                  October 1, 1993           $  60,000               9%          $     .50
                  September 15, 1994          125,000               9%                .50
                  October 3, 1994             200,000               8%                .40

Accrued interest at June 30, 2000, was $220,725.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders during the first quarter of 2000.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

         Exhibit Number                     Description
         --------------                     -----------
         15.1 Letter on reviewed financial information along with condensed financial statements for the three months ended June 30, 2000.

         27                         Financial Data Sheet


         (b) Reports on Form 8-K: The Company did not file any current reports on Form 8-K the first quarter of the Company's fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CALENDAR CAPITAL



                            By:      /s/ Paul D. Crawford
                                     -----------------------------------------
                                     Paul D. Crawford, Chief Executive Officer
                                     and Chief Financial Officer




Date:  August 18, 2000