Form 10KSB40/A
period 2000-03-31
CALENDAR CAPITAL INC
filed 2000-09-01
CIK 716399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

             For the fiscal year ended March 31, 2000

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-KSB for the fiscal year ended March 31, 2000, of Calendar Capital, Inc. d/b/a Entrenaut, Inc., is being filed to attach a revised copy of the Independent Auditors' Report for the period from July 1, 1999 (inception) through March 31, 2000 that is part of Item 7 of the Form 10-KSB. The Amendment reflects a change in the wording removing the emphasis paragraph from the original report.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 2, a significant portion of the Company's assets are investments in start-up companies that have not yet developed profitable operations and that need additional capital. Also, the Company has incurred significant losses since inception and needs to raise additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                            CALENDAR CAPITAL, INC.



Dated:  August 31, 2000.                    By: /s/ Paul D. Crawford
                                                -------------------------------
                                                Its: Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Paul D. Crawford        Chairman of the Board              August 31, 2000
----------------------      of Directors, President/CEO,
                            Chief Financial Officer