Form 10QSB
period 2000-09-30
CALENDAR CAPITAL INC
filed 2000-11-17
CIK 716399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,976,418.

                                TABLE OF CONTENTS

ITEM                                                                                                            PAGE

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS..................................................................................  3

Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited)
and March  31, 2000.............................................................................................  3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended
September 30, 2000 and 1999.....................................................................................  4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended
September 30, 2000 and 1999.....................................................................................  5

Notes to Condensed Consolidated Financial Statements (unaudited)................................................  6

ITEM 2.   PLAN OF OPERATIONS.................................................................................... 12

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..................................................................................... 14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................. 14

ITEM 3.  DEFAULTS UPON SENIOR NOTES............................................................................. 14

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS.............................................................. 14

ITEM 5.   OTHER INFORMATION..................................................................................... 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................................................... 15

                         Part I - Financial Information

ITEM 1.    Financial Statements

                             CALENDAR CAPITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,           March 31,
                                                                                2000                   2000
                                                                               -----                  ----
                                                                            (unaudited)
         ASSETS
         Current assets:
              Cash and cash equivalents                                     $       194           $    22,040
              Prepaid and other                                                  66,113                46,098
              Property and equipment, net of
                  accumulated depreciation
                  of $4,481                                                      32,504               *25,353
              Investments                                                     1,107,352             1,384,534
              Goodwill, net of accumulated
                  amortization of $48,752                                           -0-               292,512
                                                                            -----------           -----------
           Total assets                                                     $ 1,206,163           $ 1,770,537
                                                                            ===========           ===========
(*in March, net of $1,125 of depreciation)

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
              Accounts payable                                                  118,804               172,795
              Accrued Expenses                                                  275,606               259,807
              Due to related parties                                            560,410                14,800
              Convertible Debentures                                            873,750               500,000
              Notes Payable:
                  Bank                                                          250,000               242,000
                  Other                                                         230,000               200,000
                                                                            -----------           -----------
         Total current liabilities                                            2,308,570             1,389,402
                                                                            ===========           ===========

         Stockholders' equity:
              Preferred stock:
                  Series B, par value $.01 per share,
                     authorized 2,000,000 shares,
                     1,763,200 shares issued and outstanding                     17,632                17,632
                  Series C, par value $01 per share,
                     authorized 4,000,000 shares,
                     3,992,128 shares issued and outstanding                     39,921                39,921
              Common stock, par value $.01 par value;
                     authorized 14,000,000 shares,
                     12,976,418 shares issued and outstanding                   129,764               129,764
              Additional paid-in capital                                        665,663               667,749
              Stock subscriptions receivable                                   (124,000)             (124,000)
              Accumulated deficit                                            (1,831,387)             (349,931)
                                                                            -----------           -----------
         Total stockholders' equity                                          (1,102,407)              381,135
                                                                            ===========           ===========
         Total liabilities and
         stockholders' equity                                               $ 1,206,163           $ 1,770,537
                                                                            ===========           ===========

                             CALENDAR CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)


                                          Three Months Ended                                   Six Months Ended
                                    ------------------------------------            ------------------------------------

                                   September 30, 2000    September 30, 1999       September 30, 2000     September 30, 1999
                                   ------------------    ------------------       ------------------     ------------------

NET SALES                                   $-0-                    $-0-            $     47,937                    $-0-

Costs and expenses:
 General & adminis-
  trative expenses                       514,565                  11,004                 825,119                  11,004
                                   ------------------    ------------------       ------------------     ------------------

LOSS FROM OPERATIONS                  (1,130,355)                (11,004)             (1,392,872)                (11,004)
                                   ------------------    ------------------       ------------------     ------------------

Other income (expense)
  Interest:
     Income                               10,320                     -0-                  24,773                     -0-
                                   ------------------    ------------------       ------------------     ------------------
     Expense                             (40,224)                 (8,162)                (65,224)                (16,325)
                                   ------------------    ------------------       ------------------     ------------------
  Equity in losses of
     affiliated companies                (21,698)                    -0-                 (48,033)                    -0-
                                   ------------------    ------------------       ------------------     ------------------

NET LOSS                              (1,130,355)                (19,166)             (1,481,456)                (27,329)
                                   ==================    ==================       ==================     ==================

LOSS PER SHARE
 Basic                              $       (.09)                    -0-            $       (.11)                    -0-
 Diluted                            $       (.09)                    -0-            $       (.11)                    -0-
                                   ------------------    ------------------       ------------------     ------------------

Weighted average
 number of shares                   $ 12,976,418            $ 11,089,461            $ 12,976,418            $  9,243,985
                                   ==================    ==================       ==================     ==================

                             CALENDAR CAPITAL, INC.
                             STATEMENTS OF CASH FLOW
                Increase (Decrease) in Cash and Cash Equivalents
              for the six months ended September 30, 2000 and 1999

                                                                         2000               1999
                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                           $(1,481,456)           $     (27,329)
         Adjustments to reconcile net
            loss to net cash provided by
            operating activities:
                  Warrant value adjustment                                (2,086)                     -0-
                  Depreciation                                             3,356                      -0-
                  Amortization                                           292,512                      -0-
                  Write-off investments                                  615,790                      -0-
                  Equity in losses of affiliated companies                48,033                      -0-
         Changes in current assets and liabilities:
                  Prepaids and other                                     (20,015)                  (2,500)
                  Accounts Payable                                       (35,601)                 (47,718)
                  Accrued Payroll                                            -0-                  (10,000)
                  Accrued expenses                                        15,799                   16,325
                                                                     -----------            -------------
         Net cash used in operating activities                          (563,668)                 (71,222)
                                                                     ===========            =============

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                              (10,507)                     -0-
         Investments:
                  Cash paid for common stock                             (20,000)                     -0-
                  Advances to affiliates                                (216,641)                     -0-
                  Cash paid for convertible note                        (150,000)                     -0-
                                                                     -----------            -------------
         Net cash used in investing activities                          (397,148)                     -0-
                                                                     ===========            =============

CASH FLOWS FROM FINANCING ACTIVATES:
         Proceeds from:
                  Issuance of Stock                                          -0-                  141,000
                  Note payable, bank                                       8,000                      -0-
                  Notes payable, other                                    40,000                      -0-
                  Advance from related parties                           527,220                      -0-
                  Convertible debentures                                 373,750                      -0-
         Payments on notes payable, other                                (10,000)                     -0-
                                                                     -----------            -------------
         Net cash provided by financing activities                       938,970                  141,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    -0-                   69,778

         Cash and cash equivalents at beginning of period                    -0-                      -0-

         CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $       -0-            $      69,778
                                                                     ===========            =============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  Three and six months ended September 30, 2000


1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     On January 1, 2000, Calendar Capital, Inc. acquired all of the outstanding common stock (1,996,064 shares) of Entrenaut, Inc. for 3,992,128 shares of Series C Preferred Convertible Stock. Each share of Series C Preferred Convertible Stock has twelve and one-half votes and is convertible into twelve and one-half shares of the Company's common stock, subject to availability. For legal purposes, Entrenaut, Inc. is a wholly-owned subsidiary of Calendar Capital, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Entrenaut, Inc. of Calendar Capital, Inc. and as a recapitalization of Entrenaut, Inc. All intercompany transactions have been eliminated. Calendar Capital, Inc. had residual assets and liabilities but essentially had no activity between 1994 and 1999. The assets were transferred and liabilities were assumed at the date of the acquisition. All share and per share information has been restated for this transaction.

     Subsequent to September 30, 2000, the Company plans to transfer all assets of Entrenaut, Inc. to Calendar Capital, Inc., dissolve Entrenaut, Inc. and change the name of Calendar Capital, Inc. to Entrenaut, Inc. In addition, the Company plans to seek shareholder approval to increase the number of authorized common shares to enable the holders of the Series C Preferred Convertible Stock to convert their shares to common stock.

Interim financial statements:
     The condensed financial statements of the Company for the three and six month periods ended September 30, 2000 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10KSB for March 31, 2000 filed with the Securities and Exchange Commission.

     The results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results to be expected in a full year.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     The estimated useful lives are as follows:

         Computer software          3 years
         Office equipment           5 years
         Furniture and fixtures     7 years

Investments in common stock:
     The Company has investments in the common stock of five companies. These investments are summarized as follows:

     Equity method:
       Chefinabox, Inc. - The Company paid cash of $215,000 to acquire 21.18% of the common stock of Chefinabox, Inc., a development stage virtual restaurant that intends to sell restaurant quality, semi-prepared meals to the consumer via the Internet. As of September 30, 2000, the net investment, advances to Chefinabox, Inc., and net goodwill aggregating approximately $488,000 were written-off as the web site was shut down.

     Equity method (continued):
       OfficeCause.com, Inc. - The Company paid cash of $200,000 to acquire 22.22% of the common stock of OfficeCause.com, Inc., a development stage virtual storefront. As of September 30, 2000, the net investment, advances to OfficeCause.com, Inc. and net goodwill aggregating approximately $404,000 were written-off as the web site was shut down.

     Cost method:
       Commission Junction, Inc. - The Company paid cash of $500,000 to acquire approximately 2% of the common stock of Commission Junction, Inc., a company that provides a mechanism for affiliates and merchants to find each other over the Internet and track transactions between the two companies. During the six months ended September 30, 2000, the Company swapped 40,000 shares (or 40 percent of shares owned) of Commission Junction, Inc. stock for 4,000 shares of Idealab! Holdings, L.L.C preferred stock, which is convertible into common stock at a 10:1 ratio.

       StoreItOnLine.com, Inc. - The Company paid cash of $75,000, issued 300,000 shares of its Series C preferred stock and issued stock warrants to purchase 200,000 additional Series C preferred shares to acquire approximately 9% of the common stock of StoreItOnLine.com, Inc., a high capacity, web-based storage business. The Company also received warrants to purchase an additional 150,000 shares of Store ItOnLine.com, Inc. common stock as part of the stock

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       purchase. Included in investments at September 30, 2000 is $45,000 of outstanding advances made to StoreIt Online.com, Inc.

       Superior Broadband, Inc. - The Company paid cash of $95,000 to acquire 7.5% of the common stock of Superior Broadband, Inc., a premium access Internet service provider of wireless broadband to high band width demand customers.

Stock compensation:
     The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and will disclose the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards
     (SFAS) No. 123, Accounting for Stock-Based Compensation.

Basis of presentation:
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company has incurred losses of approximately $1,800,000 through September 30, 2000 and will incur additional costs as it continues to develop and market Internet based companies. Also, a substantial amount of the Company's assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies either developing profitable operations or on the Company obtaining strategic partners to either purchase or further enhance the concepts. The Company's ability to continue as a going concern is also largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital. As a result of these factors, among others, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

     From July 1, 1999 through March 31, 2000, the Company raised approximately $1,175,000 through the sale of stock to private investors. On January 3, 2000, the Board of Directors undertook a private offering of 200 units of convertible debentures at $5,000 per unit in connection with raising up to $1,000,000 in debt financing. Each unit is convertible into 20,000 shares of the common stock of the Company at $.25 per share bearing an annual interest rate of 9% and is to be sold solely to accredited investors. Through September 30, 2000, the Company has issued $488,750 of these debentures. If additional debentures are issued, the Company plans to use the proceeds to continue present operations, as well as support the development of IQTrust, a wholly-owned company. This new venture will allow college students to make merchandise purchases via the Internet and a rebate will be credited into the students account to help pay college costs.

     The Company intends to seek further financing but has not yet determined whether this round will be public or private and has not yet determined the amount of the offering.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     Stock options to purchase 827,750 shares of common stock at September 30, 2000 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive. Potential conversion of preferred stock, convertible debentures, and warrants and options to purchase preferred stock, into approximately 63,000,000 shares of common stock at September 30, 2000 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

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

Total amounts charged under these incubation agreements since inception through September 30, 2000 were $612,780 to Chefinabox, Inc. and $547,278 to OfficeCause.com, Inc. The Company charges interest of 9% on all amounts due from these affiliates that have been outstanding for more than 30 days. The Company has also advanced Chefinabox, Inc. $20,500 independent of the incubation agreement. The amount outstanding bears interest at 9%. During the second quarter of fiscal year 2001 the Company determined that its investments in Chefinabox, Inc. and OfficeCause.com, Inc. did not have continuing value as those entities did not develop sustained profitable operations. Accordingly, the Company wrote-off its investments of $615,790 and goodwill of $276,261 in the quarter ended September 30, 2000.

The majority shareholder of Chefinabox, Inc. and OfficeCause.com, Inc. is also the Chief Executive Officer and Chairman of the Board of Directors of the Company.

During the six months ended September 30, 2000, the Company borrowed $3,000 from Net Medical, Inc., which has the same Chief Executive Officer as the Company.

Due to related parties includes approximately $546,000 advanced to the Company by the Chief Executive Officer. The amounts are due on December 31, 2000 and bear interest at 9%.

Calendar Capital, Inc. entered into an employment agreement in September of 1993 with its then chief executive officer. The agreement, which expired in August 1998, called for among other items, a base salary of $120,000 annually with increases of at least 10% per annum as well as granting options to purchase 100,000 shares of common stock each year of the agreement. The Company is currently in negotiations with the former chief executive officer to settle amounts due under the agreement. As of September 30, 2000, the maximum potential liability under this agreement is approximately $600,000. The former chief executive officer is the Company's current special securities counsel.

3.   NOTES PAYABLE:

Notes payable includes borrowings from a bank under a $250,000 line-of-credit, of which $250,000 was used at September 30, 2000. Interest only payments at an interest rate of 1.5% over prime are due monthly to December 2000 at which time the principal balance is due. The line-of-credit is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company and a personal guarantee for the entire amount of the credit facility by the same shareholder.

Notes payable also includes borrowings from a shareholder in the amount of $50,000. The note bears interest at 10% and is due December 31, 2000. The note is secured by 5,000 shares of Commission Junction stock held by the Chief Executive Officer of the Company. In addition, the Chief Executive Officer of the Company also agreed to transfer 500 shares of Commission Junction stock held by him to the lender within 90 days of the time that Commission Junction goes public. The Company also issued warrants to purchase 10,000 shares of stock at $1.50 per share and options to purchase 40,000 shares of stock at $1.25 per share. The warrants and options expire on December 31, 2002.

Notes payable also includes borrowings from a shareholder in the amount of $30,000. The note bears interest at 9% with principal and interest payments due at various dates through December 15, 2000.

Notes payable also includes borrowings from an unrelated party in the amount of $150,000, with no stated rate of interest. The amount was due on June 1, 1995 and the Company is currently in default on the note.

4.   CONVERTIBLE DEBENTURES:

The Company has outstanding convertible debentures totaling $873,750 as follows:

                                                                                                         Conversion
                                                                                                          price per
     Expiration date of Conversion                                Amount            Interest rate            share
     -----------------------------                                ------            -------------        -----------
     October 1, 1993                                              $60,000                9%              $    .50
     September 15, 1994 (1)                                       125,000                9%                   .50
     October 3, 1994                                              200,000                8%                   .40
     February 14, 2001 through May 18, 2001                       213,000                9%                   .25
     July 1, 2003(2)                                              265,000               10%                   .25
     July 31, 2001 through September 27, 2001                      10,750                9%                   .25

(1) An individual debenture holder has sued the Company for repayment of the debenture claiming that the Company defaulted by not paying agreed-upon monthly interest payments in a timely manner. The Company elected not to defend the suit, thus a default judgement in favor of the debenture holder was awarded.

(2) Holders of these debentures also received one Quickwit, Inc. (a company being developed by the Chief Executive Officer) warrant for each dollar invested. The warrants are exercisable at $.50 per Quickwit, Inc. stock unit, each unit consisting of one share and an additional detachable warrant that exercises at $1. A holder of $100,000 of these debentures also received one share of Quickwit, Inc. stock for each dollar of funds loaned, a personal guarantee of the payment of the debenture by the Chief Executive Officer of the Company by allowing the holder to hold as collateral 10,000 shares of Commission Junction common stock owned by the Chief Executive Officer. The holder was also granted an option to acquire up to 200,000 shares of the Company owned by the Chief Executive Officer at a price of $.05 per share.

5.   COMMITMENTS:

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

Employment agreements:
     During 1999, the Company entered into employment agreements with two of its officers which requires the payment of annual compensation and certain fringe benefits through 2000. One of the agreements contains provisions for the payment of bonuses based on the amount of equity capital that the officer secures for the Company. One of these officers terminated employment with the Company in July 2000.

6.   SUBSEQUENT EVENTS:

Subsequent to September 30, 2000, the Company issued warrants for 402,000 shares of common stock at $1.00 per share to holders of warrants for stock in OfficeCause.com, Inc. and Chefinabox, Inc.

The majority shareholder of OfficeCause.com, Inc., also the Chief Executive Officer of the Company rescinded his subscription for stock and the Company became the sole owner of OfficeCause.com, Inc. Since the Company previously wrote-off its investment in OfficeCause.com, Inc. this does not have a material affect on the September 30, 2000 financial statements. Also, the Company purchased an additional 75,000 shares of StoreItOnline.com, Inc. Advances of $45,000 included in investments at September 30, 2000, served as the consideration for such purchase.

ITEM 2.  Plan of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH ITEM 1 OF THIS FORM 10-QSB. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS OF THE COMPANY ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

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

As a result of the Company's inability to raise additional equity funding due in large part to general decline in the market value of Internet-related companies and incubator companies specifically, management has decided to discontinue its incubator business model and concentrate its resources on the development of a concept initially being referred to as IQ Trust.

At the same time, the Company has shut down the operations of the two start-up companies in its incubator model (Chefinabox, Inc. and OfficeCause.com, Inc.) and has written off its investment in these two companies. Additionally, the Company is exploring the possible sale of its interests in the five direct investments made in the Investor Model portfolio (Commission Junction, Inc., StoreItOnline, Inc., Superior Broadband, Inc., J Cafe, Inc. and idealab! Holdings, L.L.C.). TO date the Company has not been successful in locating a purchaser for these holdings. If and when any or all of the holdings can be liquidated, the proceeds will be invested in the IQ Trust business concept.

IQ TRUST

Management believes that its new Internet-based program geared towards colleges, students, and alumni known as IQ Trust offers a significant business opportunity. IQ Trust's technology provides the capability for individual rebates to be deposited into selected student accounts to help pay their tuition.

The IQ Trust technology has the ability to aggregate merchant rebates normally paid by online stores and direct them to colleges and universities when students and their families shop online. IQ Trust retains a nominal fee on every merchant transaction and student accounts are rewarded with purchase rebates ranging from 2-30%.
Rebates on purchases made by alumni will be donated to the school.

By providing the program free to higher educational institutions, the Company expects to gain marketing access to a coveted market. It is believed that this access can be parlayed into a residual revenue stream through transaction fees, exclusivity agreements, promotional advertising, sponsorships, and partnership marketing agreements.

The Company anticipates having its first two higher educational institutions on-line during the next quarter. Ultimately, the Company believes there is a potential of reaching 37 million individuals and realizing significant revenue with only modest participation.

During the next twelve months, the Company plans to complete the reverse merger between Calendar Capital, Inc. and Entrenaut, Inc.; seek shareholder approval of additional authorized common stock and pursue a private or public equity offering to fund its operations and growth.

The Company has most recently been funding its operations through personal loans from Paul Crawford, the Company's Chief Executive Officer. Future funding is anticipated from the sale of investment assets and new investors. The Company's long-term success depends upon its ability to attract capital and it may not be able to obtain such financing on acceptable terms, in which case the Company's ability to execute its business strategy will be seriously impaired.

During the last quarter, the Company continued to reduce its staffing due to working capital restraints and does not anticipate any new hires until additional funding is realized.

                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS.

         As of the date hereof, the Company is not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         There are no changes to report in the second quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         (a) The Company has outstanding convertible debentures totaling $385,000, upon which it has defaulted as follows:

                                                                                Conversion
                                                                                 price per
     Expiration date of conversion                Amount        Interest Rate      Share
     -----------------------------                ------        -------------   ----------

     October 1, 1993                              $60,000            9%            $.50
     September 15, 1994 (1)                       125,000            9%             .50
     October 3, 1994                              200,000            8%             .40

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

         No matters were submitted to security holders during the second quarter of 2000.

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


                                   Calendar Capital, Inc.


                                   By:  /s/ Paul D. Crawford
                                      -----------------------------------------
                                        Paul D. Crawford
                                        Its:  Chief Executive Officer



Date:    November 17, 2000