Form 10QSB/A
period 2000-09-30
CALENDAR CAPITAL INC
filed 2001-01-16
CIK 716399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                         AMENDMENT NO. 1 TO FORM 10-QSB

       /X/     Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2000

                         Commission file number: 012612

                             CALENDAR CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                          41-1442918
   (State or other jurisdiction)                            (IRS Employer
         of Incorporation)                               Identification Number)

                          RIVERPLACE, 65 MAIN STREET SE
                                    SUITE 136
                              MINNEAPOLIS, MN 55414
                    (Address of Principal Executive Offices)

                                 (612) 676-1436
              (Registrant's Telephone Number, Including Area Code)

                         Part I - Financial Information

ITEM 1.    Financial Statements

Explanatory note: This Amendment No. 1 to the Form 10-QSB for the period ended September 30, 2000, is filed solely to correct certain information in Part I,
Item 1, Financial Statements. The Financial Statements as previously filed (1) contained line errors with regard to cash and cash equivalents, (2) failed to contain information on write-off of investments, and (3) cited comparative figures for 1999 that are not applicable for the reason given below.

*On January 1, 2000, Calendar Capital acquired all of the outstanding common stock of Entrenaut, Inc., which was formed on July 1, 1999. For legal purposes, Entrenaut, Inc. is a wholly-owned subsidiary of Calendar Capital, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Entrenaut of Calendar Capital and as a recapitalization of Entrenaut. Calendar Capital had residual assets and liabilities but essentially no activity between 1994 and 1999. The assets were transferred and liabilities were assumed at the date of the acquisition. The historical financial statements prior to January 1, 2000, are those of Entrenaut, Inc. All share and per share information has been restated for this transaction.

** The Notes to the Condensed Financial Statements were filed with the original Form 10-QSB filed for the period ended September 30, 2000, and have not been altered.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2000
                                   (UNAUDITED)

ASSETS:
     Current assets:
         Cash                                                                                $         194
         Prepaid and other                                                                          66,113
                                                                                             -------------

           Total current assets                                                                     66,307
                                                                                             -------------

     Property and equipment, net of accumulated depreciation
       of $4,481                                                                                    32,504
     Investments                                                                                 1,107,352
                                                                                             -------------

                                                                                                 1,139,856
                                                                                             -------------
           Total assets                                                                      $   1,206,163
                                                                                             =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Current liabilities:
        Note payable, bank                                                                   $     250,000
        Notes payable, other                                                                       230,000
        Convertible debentures                                                                     873,750
        Accounts payable                                                                           118,804
        Accrued expenses                                                                           275,606
        Due to related parties                                                                     560,410
                                                                                             -------------

           Total current liabilities                                                             2,308,570
                                                                                             -------------

     Shareholders' equity:
        Preferred stock:
           Series B convertible, $.01 par value, 2,000,000 shares authorized;
             1,763,200 shares issued and outstanding                                                17,632
           Series C convertible, $.01 par value, 4,000,000 shares authorized;
             3,992,128 shares issued and outstanding                                                39,921
        Common stock, $.01 par value, 14,000,000 shares authorized;
          12,976,418 shares issued and outstanding                                                 129,764
        Additional paid-in capital                                                                 665,663
        Stock subscriptions receivable                                                            (124,000)
        Accumulated deficit                                                                     (1,831,387)
                                                                                             -------------

                                                                                                (1,102,407)
                                                                                             -------------
           Total liabilities and shareholders' equity                                        $   1,206,163
                                                                                             =============

                 See notes to condensed financial statements.**

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                         September 30, 2000*
                                                                             ----------------------------------------
                                                                               Three months            Six months
                                                                                   ended                  ended
                                                                             ----------------    --------------------
Management and consulting fees                                               $    38,471          $     189,113

Less direct costs                                                                 38,471                141,176
                                                                             -----------          -------------

Net revenues                                                                          0                  47,937

General and administrative expenses                                              514,565                825,119

Write-off of investments                                                         615,790                615,790
                                                                             -----------          -------------

Loss from operations                                                          (1,130,355)            (1,392,872)
                                                                            -------------         -------------

Other income (expenses):
     Interest:
        Income                                                                    10,320                 24,773
        Expense                                                                  (40,224)               (65,224)
     Equity in losses of affiliated companies                                    (21,698)               (48,033)
                                                                            -------------         -------------

                                                                                 (51,602)               (88,484)
                                                                            -------------         -------------

Net loss                                                                    $ (1,181,957)         $  (1,481,456)
                                                                            =============         =============

Loss per common share, basic and diluted                                     $      (.09)         $        (.11)
                                                                            =============         =============


Weighted average number of common shares, basic and diluted                   12,976,418             12,976,418
                                                                            =============         =============

                 See notes to condensed financial statements.**

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Six months
                                                                                                     ended
                                                                                                 September 30,
                                                                                                      2000*
                                                                                                 -------------
Cash flows from operating activities:
     Net loss $                                                                               $    (1,481,456)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Warrant value adjustment                                                                       (2,086)
        Depreciation                                                                                    3,356
        Amortization                                                                                  292,512
        Write-off investments                                                                         615,790
        Equity in losses of affiliated companies                                                       48,033
     Change in operating assets and liabilities:
        Prepaids and other                                                                            (20,015)
        Accounts payable                                                                              (35,601)
        Accrued expenses                                                                               15,799
                                                                                                  -----------

     Net cash used in operating activities                                                           (563,668)
                                                                                                  -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                               (10,507)
     Investments:
        Cash paid for common stock                                                                    (20,000)
        Advances to affiliates                                                                       (216,641)
        Cash paid for convertible note                                                               (150,000)
                                                                                                  -----------

     Net cash used in investing activities                                                          (397,148)
                                                                                                  -----------
Cash flows from financing activities:
     Proceeds from:
        Note payable, bank                                                                              8,000
        Notes payable, other                                                                           40,000
        Advance from related parties                                                                  527,220
        Convertible debentures                                                                        373,750
     Payments on notes payable, other                                                                 (10,000)
                                                                                                  -----------

     Net cash provided by financing activities                                                        938,970
                                                                                                  -----------

                 See notes to condensed financial statements.**

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Six months
                                                                                                     ended
                                                                                                 September 30,
                                                                                                      2000*
                                                                                                 -----------
Net decrease in cash                                                                       $         (21,846)

Cash, beginning                                                                                       22,040
                                                                                                 -----------

Cash, ending                                                                               $             194
                                                                                                 ===========


Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                                          $          18,443
                                                                                                 ===========









                 See notes to condensed financial statements.**

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calendar Capital, Inc.
(Registrant)


By:      /s/ Paul D. Crawford
   -------------------------------------
         Paul D. Crawford
         Chief Executive Officer



Date:    December 31, 2000