Form 10QSB
period 2000-12-31
CALENDAR CAPITAL INC
filed 2001-02-20
CIK 716399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended December 31, 2000

          For the transition period from _____________ to _____________
                          Commission file number 012612


                             CALENDAR CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

Minnesota                                                            41-1442918
(State of other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

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

                         Part I - Financial Information

ITEM 1.    Financial Statements

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

            CONDENSED CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2000
                                   (UNAUDITED)


ASSETS:
     Current assets:
        Cash                                                                                                $        13,381
        Prepaid and other                                                                                            64,136
                                                                                                            ---------------

           Total current assets                                                                                      77,517
                                                                                                            ---------------

     Property and equipment, net of accumulated depreciation of $6,689                                               33,313
     Investments                                                                                                    996,000
                                                                                                            ---------------

                                                                                                                  1,029,313
                                                                                                            ---------------
           Total assets                                                                                     $     1,106,830
                                                                                                            ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Current liabilities:
        Note payable, bank                                                                                  $       200,000
        Notes payable, other                                                                                        210,000
        Convertible debentures                                                                                      874,256
        Accounts payable                                                                                             89,692
        Accrued expenses                                                                                            288,400
        Due to related parties                                                                                      624,659
                                                                                                            ---------------

           Total current liabilities                                                                              2,287,007
                                                                                                            ---------------

     Shareholders' equity:
        Preferred stock:
           Series B convertible, $.01 par value, 100,000 shares authorized;
             88,160 shares issued and outstanding                                                                       882
           Series C convertible, $.01 par value, 200,000 shares authorized;
             200,000 shares issued and outstanding                                                                    2,000
        Common stock, $.01 par value, 700,000 shares authorized;
          648,821 shares issued and outstanding                                                                       6,488
        Additional paid-in capital                                                                                  956,485
        Stock subscriptions receivable                                                                             (124,000)
        Accumulated deficit                                                                                      (2,022,032)
                                                                                                            ---------------

                                                                                                                 (1,180,177)
                                                                                                            ---------------
           Total liabilities and shareholders' equity                                                       $     1,106,830
                                                                                                            ===============

            See notes to condensed consolidated financial statements.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            December 31, 2000*
                                                                                -------------------------------------------
                                                                                   Three months              Nine months
                                                                                       Ended                    Ended
                                                                                -------------------     -------------------
Management and consulting fees                                                                          $           189,113

Less direct costs                                                               $           (16,565)               (157,741)
                                                                                -------------------     -------------------

Net sales                                                                                   (16,565)                 31,372

General and administrative expenses                                                        (215,932)              1,035,051

Write-off of investments                                                                                            621,790
                                                                                -------------------     -------------------

Loss from operations                                                                       (232,497)             (1,625,469)

Other income (expenses):
     Interest:
        Income                                                                                4,434                  29,207
        Expense                                                                             (34,215)                (99,439)
     Equity in losses of affiliated companies                                                 2,648                 (45,385)
     Company expenses incurred by the Chief Executive Officer                               (87,875)                (87,875)
     Gain on disposal of investments                                                        156,860                 156,860
                                                                                -------------------     -------------------

Net loss                                                                        $          (190,645)    $        (1,672,101)
                                                                                ===================     ===================

Loss per common share, basic and diluted                                                       (.29)                  (2.58)
                                                                                ===================     ===================

Weighted average number of common shares,
  basic and diluted                                                                         648,821                 648,821
                                                                                ===================     ===================


            See notes to condensed consolidated financial statements.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             Nine months
                                                                                                                ended
                                                                                                            December 31,
                                                                                                                2000*
                                                                                                        -------------------

Cash flows from operating activities:
     Net loss                                                                                           $        (1,672,101)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Warrant value adjustment                                                                                     (2,086)
        Depreciation                                                                                                  5,312
        Company expenses incurred by the Chief Executive Officer                                                     87,875
        Amortization                                                                                                292,512
        Write-off of investments                                                                                    621,790
        Equity in losses of affiliated companies                                                                     45,385
        Gain on disposal of investment                                                                             (156,860)
     Change in operating assets and liabilities:
        Prepaid and other                                                                                           (18,038)
        Accounts payable                                                                                            (83,103)
        Accrued expenses                                                                                             28,593
                                                                                                        -------------------

     Net cash used in operating activities                                                                         (850,721)
                                                                                                        -------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                                             (13,272)
     Investments made                                                                                              (392,641)
     Disposal of investment stock                                                                                   270,860
                                                                                                        -------------------

     Net cash used in investing activities                                                                         (135,053)
                                                                                                        -------------------

Cash flows from financing activities:
     Proceeds from:
        Note payable, bank                                                                                            8,000
        Notes payable, other                                                                                         40,000
        Advance from related parties                                                                                609,859
        Convertible debentures                                                                                      374,256
        Warrants exercised                                                                                           25,000
     Payments on:
        Notes payable, other                                                                                        (30,000)
        Note payable, bank                                                                                          (50,000)
                                                                                                        -------------------

     Net cash provided by financing activities                                                                      977,115
                                                                                                        -------------------

            See notes to condensed consolidated financial statements.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             Nine months
                                                                                                                ended
                                                                                                            December 31,
                                                                                                                2000*
                                                                                                        -------------------
Net decrease in cash                                                                                    $            (8,659)

Cash, beginning                                                                                                      22,040
                                                                                                        -------------------

Cash, ending   $                                                                                                     13,381
                                                                                                        ===================
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                             $            40,225
                                                                                                        ===================


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


            See notes to condensed consolidated financial statements.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                 Three and nine months ended December 31, 2000


1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations:
     Calendar Capital, Inc. and Subsidiary dba Entrenaut, Inc. (Company) located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing Internet-related businesses. Initially, the design was to incubate development-stage companies through management oversight of a concept, cooperative partnership, or passive investment, and to bring these concepts to launch quickly and successfully. The Company is refocusing its business from an Internet incubator to a developer and operator of a single Web-based concept: IQTrust. Using a software developed in OfficeCause.com, Inc., the Company is developing IQTrust, a customized online shopping mall accessed through college Web sites, which will allow college students to make merchandise purchases via the Internet and a rebate will be credited into the students account to help pay college costs.

     On January 1, 2000, Calendar Capital, Inc. acquired all of the outstanding common stock (1,996,064 shares) of Entrenaut, Inc. for 199,606 shares of Series C Preferred Convertible Stock. Each share of Series C Preferred Convertible Stock has .625 votes and is convertible into .625 shares of the Company's common stock, subject to availability. For legal purposes, Entrenaut, Inc. is a wholly-owned subsidiary of Calendar Capital, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Entrenaut, Inc. of Calendar Capital, Inc. and as a recapitalization of Entrenaut, Inc. All intercompany transactions have been eliminated. Calendar Capital, Inc. had residual assets and liabilities but essentially had no activity between 1994 and 1999. The assets were transferred and liabilities were assumed at the date of the acquisition.

Interim financial statements:
     The condensed consolidated financial statements of the Company for the three and nine months ended December 31, 2000 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of December 31, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  Three and nine months ended December 31, 2000


1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company Form 10KSB for March 31, 2000 filed with the Securities and Exchange Commission.

     The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected in a full year.

Basis of presentation:
     The Company's condensed consolidated financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company has incurred losses of approximately $2,000,000 through December 31, 2000 and will incur additional costs as it continues to develop and market Internet based companies. Also, a substantial amount of the Company's assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations or on the Company obtaining strategic partners to either purchase or further enhance the concepts. The Company's ability to continue as a going concern is also largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital. As a result of these factors, among others, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

2.   INVESTMENT ACTIVITY:

StoreItOnline.com:
     Additional advances of $45,000 are included in investments at December 31, 2000.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  Three and nine months ended December 31, 2000


2.   INVESTMENT ACTIVITY (CONTINUED):

OfficeCause.com, Inc. and Chefinabox, Inc.:
     Additional advances under incubation service agreements for business development since March 31, 2000 were $44,926 to Chefinabox, Inc. and $98,287 to OfficeCause.com, Inc. The Company also advanced Chefinabox, Inc. an additional $5,500 independent of the incubation agreement. During the second quarter of fiscal year 2001 the Company determined that its investments in Chefinabox, Inc. and OfficeCause.com, Inc. did not have continuing value as those entities did not develop sustained profitable operations. Accordingly, the Company wrote-off its investments of $615,790 and goodwill of $276,261 in the quarter ended September 30, 2000.

Commission Junction, Inc.:
     During the nine months ended December 31, 2000, the Company swapped 40,000 shares (40 percent of shares owned) of Commission Junction, Inc. stock for 4,000 shares of Idealab! Holdings, L.L.C preferred stock, which is convertible into common stock at a 10:1 ratio. In addition, the Company sold 14,300 shares of stock for a realized gain on sale of $100,100 and the Company transferred 8,500 shares to a vendor to cancel payables of $99,260 for a gain of $56,760. Remaining shares total 37,200 carried at cost of $186,000.

Superior Broadband, Inc.:
     The Company purchased an additional 10,000 shares for $20,000. This makes the Company a 7.5% holder of common stock.

JCafe, Inc.:
     The Company invested $150,000 for a note in JCafe, Inc. which recently launched a proprietary solution for managing the delivery of training and educational content over the Internet. The note is convertible into 150,000 shares of JCafe, Inc. common stock. The Company also received warrants to purchase an additional 150,000 shares of JCafe, Inc. common stock at $.625 per share.

3.   RELATED PARTIES:

The majority shareholder of OfficeCause.com, Inc., also the Chief Executive Officer of the Company rescinded his subscription on October 31, 2001 for stock in OfficeCause.com, Inc. and the Company became the sole owner of OfficeCause.com, Inc. This resulted in a credit of $2,648 in the December 31, 2000 statement of operations. The Company previously wrote-off its investment in OfficeCause.com, Inc.

Due to related parties includes approximately $598,000 advanced to the Company by the Chief Executive Officer. The principal and interest are due on December 31, 2001 and bear interest at 9%.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  Three and nine months ended December 31, 2000


4.   CONVERTIBLE DEBENTURES:

On January 3, 2000, the Company undertook a private offering of 200 units of convertible debentures at $5,000 per unit in connection with raising up to $1,000,000 in debt financing. Each unit is due one year after issuance and is convertible into 1,000 shares of the common stock of the Company at $5.00 per share. The debentures bear interest at a rate of 9% and are to be sold solely to accredited investors. Since the Company began this offering, $224,256 of debentures have been sold including $109,256 for the nine months ending December 31, 2000.

The Company also sold $265,000 of senior convertible debentures due December 31, 2000. The debentures bear interest at 10% and are convertible into 1 share of Company stock for each $5 of debt converted. The conversion right expires July 1, 2003 or 60 days after the debentures are paid. The Company is in default on the payment of these debentures. Holders of these debentures were promised one Quickwit, Inc. (a company being developed by the Chief Executive Officer) warrant for each dollar invested. The warrants are exercisable at $.50 per Quickwit, Inc. stock unit, each unit consisting of one share and an additional detachable warrant that exercises at $1. Additionally, holders of $100,000 of these debentures were promised one share of Quickwit, Inc. priced at $.05 per share for each $1 of funds loaned. Another holder of $100,000 of these debentures was promised one share of Quickwit, Inc. stock for each $1 of funds loaned, a personal guarantee of the payment of the debenture by the Chief Executive Officer of the Company by allowing the holder to hold as collateral 10,000 shares of Commission Junction common stock owned by the Chief Executive Officer. The holder was also granted an option to acquire up to 10,000 shares of the Company owned by the Chief Executive Officer at a price of $1 per share; the estimated value of this enhancement is $15,675 and is recorded as an expense. The Chief Executive Officer determined after the debenture issuance that the development of Quickwit, Inc. was not feasible; accordingly, no value has been attached to the debenture enhancement related to Quickwit, Inc.

5.   NOTES PAYABLE:

Notes payable includes borrowings from a bank under a $200,000 line-of-credit, of which $200,000 was used at December 31, 2000. Interest only payments at an interest rate of 1.5% over prime are due monthly to June 2001 at which time the principal balance is due. The line-of-credit is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company and a personal guarantee for the entire amount of the credit facility by the same shareholder.

                      CALENDAR CAPITAL, INC. AND SUBSIDIARY
                               DBA ENTRENAUT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  Three and nine months ended December 31, 2000


5.   NOTES PAYABLE (CONTINUED):

A $50,000 note payable is in default as of December 31, 2000. An amendment to the note stipulated that 5,000 shares of Commission Junction, Inc. held by the Chief Executive Officer be surrendered upon default. The Chief Executive Officer has not surrendered his personal shares as the estimated value of 5,000 shares of Commission Junction is greater than $50,000 and negotiations are in process. The Company recognized this personal obligation by the Chief Executive Officer for company debt at December 31, 2000 as $50,000 expense and additional paid in capital.

6.   WARRANTS:

On October 31, 2000, the Company issued warrants to purchase 20,100 shares of common stock at $20 per share to holders of warrants for stock in OfficeCause.com, Inc. and Chefinabox, Inc. The expiration date of these warrants is December 31, 2002.

In order to allow an investor to convert 1,667 Series C convertible warrants into stock and not exceed the 200,000 shares authorized limit, the Chief Executive Officer canceled 1,273 personal shares of stock. The Chief Executive Officer received no consideration for this transaction. The Company estimated the fair value of the Chief Executive Officer's stock cancellation at $25,000, the cash value the warrant holder paid. This amount was credited to additional paid in capital, and $2,800 was charged against stock and additional paid in capital for the original transaction and $22,200 was expensed.

7.   SUBSEQUENT EVENTS:

Effective February 16, 2000, the Company enacted a reverse split of 20 for 1 shares on all class of stock. All share and per-share amounts have been restated for this reverse split.

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

ENTRENAUT, INC.

Entrenaut Inc. is a Minnesota corporation formed in July, 1999 for the initial purpose of acting as an incubator for early stage internet related business concepts by providing seed capital and management oversight to internet companies that Entrenaut believed had viable business concepts in exchange for consulting fees and equity in the companies. Entrenaut also provided its services including strategic planning, corporate development and market research to operating companies on a fee for services arrangement. Additionally, Entrenaut invested in equity positions in certain portfolio companies without providing additional incubator services.

As a result of the Company's inability to raise additional equity funding due in large part to the general decline in the market value of Internet-related companies and incubator companies specifically, management decided to discontinue its incubator business model and concentrate its resources on the development and operation of a concept initially being referred to as IQ Trust.

At the same time, the Company shut down the operations of the two start-up companies in its incubator model (Chefinabox, Inc. and OfficeCause.com, Inc., subsequently renamed IQ Trust, Inc.) and wrote off its investment in these two companies. Additionally, the Company is exploring the possible sale of its interests in the five direct investments made in its investor model portfolio (Commission Junction, Inc., StoreItOnline, Inc., Superior Broadband, Inc., J Cafe, Inc. and idealab! Holdings, L.L.C.). To date the Company has only been successful in locating a purchaser for certain of its shares in Commission

Junction, Inc. If and when any or all of the additional holdings can be liquidated, the proceeds will be invested in the IQ Trust business concept.

IQ TRUST, INC.

IQ Trust, Inc. is a wholly owned subsidiary of Entrenaut, Inc. and is now the core business operation of Entrenaut.

Management believes that its new Internet-based program geared towards colleges, students, and alumni known as IQ Trust offers a significant business opportunity. IQ Trust's technology provides the capability for individual rebates to be deposited into participating student accounts to help pay their tuition.

The IQ Trust technology has the ability to aggregate merchant rebates normally paid by online stores and direct them to colleges and universities when students and their families shop online. IQ Trust retains a nominal fee on every merchant transaction and student accounts are rewarded with purchase rebates ranging from 2-30%. Rebates on purchases made by alumni are donated to the school.

By providing the program free to higher educational institutions, the Company expects to gain marketing access to a coveted market. It is believed that this access can be parlayed into a residual revenue stream through transaction fees, exclusivity agreements, promotional advertising, sponsorships, and partnership marketing agreements.

The Company currently has its first two higher educational institutions on-line and anticipates adding eight more by the end of June, 2001. Ultimately, the Company believes there is a potential of reaching 37 million individuals and realizing significant revenue with only modest participation.

During the next three months, the Company plans to merge IQ Trust, Inc. with and into Entrenaut, Inc. However, the reverse merger between Calendar Capital, Inc. and Entrenaut, Inc. is anticipated to be deferred due to the minimal market price of Calendar Capital, Inc.'s publicly traded shares.

The Company has most recently been funding its operations through personal loans from Paul Crawford, the Company's Chief Executive Officer. However, it is imperative that additional funding from third party sources be achieved in order for the Company to continue development and operation of its IQ Trust business concept. Currently the Company is considering its alternatives including the possibility of a private sale of a significant interest in the combined IQ Trust/Entrenaut subsidiary. The Company has also announced a twenty-for-one reverse split of the capital stock of Calendar Capital, Inc. effective February 16, 2001.

The Company's near and long-term success depends upon its ability to attract capital and it may not be able to obtain such financing on acceptable terms, if at all, in which case the Company will be unable to execute its business strategy.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         There are no changes to report in the third quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) See Note 4 to the condensed consolidated financial statements filed herewith.

(b) See Note 5 to the condensed consolidated financial statements filed herewith.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders during the third quarter of 2000.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

                  N/A

          (b) Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the third quarter of the Company's fiscal year.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CALENDAR CAPITAL, INC.


                                By:      /s/ Paul D. Crawford
                                   ---------------------------------------------
                                         Paul D. Crawford
                                         Its:  Chief Executive Officer


Date:    February 20, 2001