Form 10KSB
period 2001-03-31
IQUNIVERSE INC
filed 2001-07-17
CIK 716399

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                           For the fiscal year ended March 31, 2001

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from ___________ to ___________

Commission File Number 0-12612

IQUniverse, Inc.
(Exact name of Small Business Issuer in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1442918 (IRS Employer Identification Number)

Riverplace
65 Main Street SE, Suite 141
Minneapolis, Minnesota 55414
(Address of principal executive offices)

(612) 362-8411
(Issuer’s Telephone Number, Including Area Code)

Former name, if applicable: Calendar Capital, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $189,120.

The aggregate market value of the shares of common stock as of March 31, 2001 (based upon a bid price of $.125 per share) held by nonaffiliates of the registrant was approximately $80,150.

Transitional Small Business Disclosure Format:  Yes ___   No __x__

As of March 31, 2001, there were 648,821 shares of common stock outstanding.

PART I

ITEM 1.  BUSINESS

Business Development

             IQUniverse, Inc., is a corporation organized under Minnesota law.  The corporation was formerly named Calendar Capital, Inc. and before that AorTech, Inc.  Angicor Limited, incorporated under Minnesota law November 16, 1981, was a predecessor of the Company.  Angicor commenced operations in January of 1983 and sought protection from its creditors by means of a bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code on July 15, 1988.  On February 2,1990, Angicor merged with Medical Funding Corporation, a Minnesota corporation incorporated on October 19,1989.  Pursuant to the Articles of Merger, Angicor became the surviving corporation in the merger and its name was changed to AorTech, Inc.

             Effective June 30, 1991, the Company, in a merger transaction, acquired the operating assets and the business of A-1 Engineering, Inc., a Minnesota corporation (“A-1 Engineering”).  The majority of those assets were later sold back to the previous owners of A-1 Engineering.

             Effective November 2, 1992, AorTech entered into an agreement to sell substantially all of its operating assets to Follow Motion Limited, a Scotland corporation.  The sale of substantially all of AorTech’s operating assets was approved at a Special Meeting of Shareholders held on March 26, 1993.  At such meeting, the shareholders also approved a change in the name of the Company and on March 31, 1993, the name of the corporation was changed to Calendar Capital, Inc.

             After the sale the Company proceeded to explore opportunities in the gaming industry in the Caribbean and elsewhere.  During the period July 1993 through March 1995 the Company entered into two different casino related ventures but was unsuccessful in establishing operations in either case.

             In December, 1994, lacking any operating capital, the Company closed down its offices, released its remaining employees and ceased operations.  The Company remained dormant until July 1999.

Internet Holdings, Ltd.

             In July 1999, a new Board of Directors was appointed which arranged for a cash infusion sufficient to bring the Company current in its obligations as a public company including SEC filings, auditors reports, stock transfer functions and the election of new officers.  Equity in the amount of $200,000 was received in exchange for 5,600,000 shares of common stock.  The Board then arranged for the acquisition of a privately-held company known as Internet Holdings, Ltd., a company founded to be an incubator for internet related companies and to act as a holding company for equity investments in such companies. Effective January 1, 2000, Calendar Capital, Inc. entered into a stock exchange agreement to acquire all of the outstanding common stock of Internet Holdings, Ltd. in what was eventually finalized as a reverse merger effective April 5, 2001.

             Paul Crawford, the Company’s President and Chief Executive Officer, at the time of the acquisition and subsequent thereto was the Chief Executive Officer and the largest shareholder of Internet Holdings, Ltd.

Entrenaut

             The acquired business was renamed Entrenaut, Inc. after the acquisition and operated as a subsidiary of Calendar Capital, Inc.  In addition to acting as an incubator for early stage Internet related business concepts, Entrenaut, Inc. provided its services including strategic planning, corporate development and market research to operating companies on a fee for services arrangement.  Entrenaut also held equity positions in certain portfolio companies in which it made a direct investment without providing additional incubator services.

             Eventually Entrenaut had two start-up companies in its incubator model.  Both companies were internet concepts conceived by Paul Crawford, the CEO of the Company and Entrenaut, who was also the largest shareholder of each of them.

             The investor model of Entrenaut’s portfolio contained four direct investments, which the Company continues to hold.  These include:

1.	The ownership of what was at the time of the investment, approximately 2% of the shares of Commission Junction, Inc. for which it paid $500,000. Commission Junction was co-founded by Paul Crawford. Commission Junction orchestrates a cost -effective affiliate-marketing network that pays web site owners when they include links that feed other web sites and drive e-commerce.

2.	StoreItOnline, Inc. is a company in which Entrenaut purchased approximately a 9% interest. StoreItOnline is an online provider of data storage services.

3.	Superior Broadband, Inc. is a high bandwidth access provider (a wireless, last mile solution) focused on providing service in rural Minnesota. Entrenaut acquired a 7.5% interest in Superior Broadband.

4.	J Café, Inc. is an investment in a local company that has completed development of a new software engine to serve as an internet or intranet, interactive education and development platform. Entrenaut’s investment in form of a convertible debenture is equal to approximately a 4% percent interest on a fully diluted basis.

StoreItOnline, Superior Broadband, Inc. and J Café are all early stage development companies none of which have realized any significant revenues.  Commission Junction, while not yet profitable, reports revenues in excess of $2,000,000 per calendar quarter.

For accounting purposes both StoreItOnline, Inc. and J Café have been written off due to revaluation of impaired assets however, both companies are still operational.  There can be no assurance that any of these investments will yield a profit to the Company or even that the original investment will be recovered.

             During the third quarter of fiscal 2001, the Company swapped 40,000 shares (40% of shares owned) of Commission Junction, Inc. stock for 4,000 shares of Idealab! Holdings, LLC preferred stock, which is convertible into common stock at a 10:1 ratio.  In addition the Company sold 26,600 shares of Commission Junction stock for a realized gain on sale of $193,200 and the Company transferred 8,500 shares to a vendor to cancel payables of $99,260 for a gain of $56,760.  Remaining Commission Junction shares total 23,900 carried at a cost of $119,500.

             In September 2000, as a result of the Company’s inability to raise additional equity funding due in large part to a general decline in the market value of Internet-related companies and incubator companies specifically, management decided to discontinue its Incubator business model and concentrate available resources on the development of the OfficeCause, Inc. concept, which was one of the companies previously operated in its incubator model.  Entrenaut acquired 100% of the equity in OfficeCause, Inc.  The name of OfficeCause, Inc. was changed to IQ Trust, Inc. and Entrenaut and IQ Trust, Inc. were merged and the survivor was renamed IQ Universe, Inc.

             On April 5, 2001, IQ Universe, Inc. was merged into Calendar Capital, Inc. and the surviving corporation was renamed IQUniverse, Inc. thus completing the reverse merger first intended when Entrenaut, Inc. was acquired.  The Company now trades on the OTCBB under the symbol IQUN.

Business of the Issuer

             IQUniverse’s primary target is the higher education market.  The Company’s first product offering is IQTrust, an Internet-based program geared towards colleges, students, and alumni.  The IQTrust technology is the basis for a customized online shopping mall accessed through college Web sites whereby merchant rebates paid by online merchants are aggregated and directed to colleges and universities.  IQTrust channels the purchasing power of students, faculty, parents, alumni and institutions into a major buying force for the online stores.  Student and university accounts are rewarded with purchase rebates ranging from 1 to 30%.  All rebates are forwarded to the respective university by IQUniverse and distributed accordingly to either school or student accounts.  IQUniverse retains a small, flat fee from every merchant transaction and seeks to generate a revenue stream from merchant-direct, sponsorship and partnership marketing agreements, a well as the transaction fees.

             The distribution strategy for IQUniverse in this market is unique in that the Company first develops individual relationships with the schools including their alumni associations, and then private labels each site.  Consequently, participating universities have committed marketing funds and support to build the program.  This has reduced the costs for start-up marketing expenditures, supporting low customer acquisition costs.  Additionally, by eliminating up-front costs for schools to become involved, IQUniverse is able to avoid standard request for proposal (RFP) requirements and long budgetary cycles while gaining marketing access to one of America’s most coveted markets – the 18-24 year old demographic.

             Management believes that the IQTrust program is unique to the college market and is superior to other sites directed towards the higher education arena.

             The initial rollout of the IQUniverse solution was conducted at two institutions in Minnesota – St. Cloud State University and Bethel College and Seminary.  These schools represent approximately 100,000 alumni and 22,700 students.  This test market was conducted to finalize the suite of features and benefits that will be offered in the second-generation solution as it is commercialized in Q3/Q4 2001.  Specifically, the test market has demonstrated the initial value proposition that IQUniverse has to offer, which is providing ‘cash for class’ to individual students, as well as their respective schools.  The test validated the value of our online ‘community’ program and has provided support in helping us to refine the specification for the commercial version, including program additions above and beyond IQTrust.  On June 4, 2001 a three-year contract was entered into with the St. Cloud State University Alumni Association to provide the IQTrust program on an ongoing basis.  A similar contract is pending with Bethel College and Seminary.

Competition

             While no other online shopping mall is currently private- labeled for college websites, providing the ability to direct rebates into individual student’s campus account, potential competition does exist.

Online Shopping Malls:  Online shopping malls are created to be either part of a larger site (Yahoo and AOL) or exist as a stand-alone site (Ebates or GreaterGood). The different types of online shopping sites currently available on the Web today include Mega Portals, Independents, Charitable, and Private-Labeled.  Most of these shopping malls are deployed in a portal environment meaning the site offers a main guide with a search engine plus additional content.  Private-Label mall solutions such as CrossCommerce, Escalate, and Iconomy.com offer only a specific set of merchants.

             Management believes IQTrust is different because it is a private-labeled site that can be customized for individual clients and provide an Intranet solution.  IQTrust is designed to run as an application service provider (ASP) solution and therefore is more quickly deployed and allows the use of any merchant with an affiliate program.  This facilitates shopping at a wide variety of name brand merchants.

             Affiliate Program Providers:  Affiliate program providers such as LinkShare, Commission Junction, and BeFree possess merchant-aggregation technology that can be deployed in a mall environment.  These companies are not positioned to aggregate all merchants with affiliate programs, and therefore only offer a subset of merchants.  Since none of these companies have a history of applying their technology to specific markets, competition in this vertical is unlikely.

             Student Sites:  Many sites have been created with the student in market in mind.  The majority of these sites are those of specific retailers, products or services such as Pepsi, Gap, long distance or credit card companies who have established entire websites or adapted parts of their corporate sites to appeal to the student audience.  Many specialty sites, such as beverage and credit card companies, offer mini shopping malls.  These malls are very limited in products and usually offer branding merchandise or products arranged through corporate partnership agreements.

             Other student sites are portals that offer a shopping mall as an added feature along with additional content such as chat rooms, dating advice, financial aid guides, homework help, entertainment, etc.  Shopping is not the primary focus of these sites.  Examples of players in this industry are Student Advantage, Burly Bear, and The College Bound Network.

             Online Shopping Malls Targeting the Educational Arena:  Currently a variety of shopping malls exist in the education arena.  Greater Good, a charitable site, provides consumers with the option to direct rebate dollars to a school of their choice.  This includes K-12 schools, colleges and universities.  All other educational shopping malls currently available target the K-12 market.  Even Upromise.com, currently, IQTrust’s closest competitor, is targeting young families saving for a future college education.  Their revenue model appears to be a “shared transaction” portal strategy requiring marketing to consumers at large.

             Currently, there are few competitors in the college market, and no direct competitors to date that partner with the schools and forward rebates to student accounts.  The Company believes that the IQTrust program provides a strong basis for gaining a foothold and building relationships in the college market.

Research and Development

             The experience gained by the IQUniverse management team in developing the target market shows there are 2,126 small to medium colleges in the United States with a combined population of approximately 63,000,000 alumni and 6,338,292 students.  These alumni and students have traditionally been incredibly loyal and supportive of their alma mater.  The institutions rely on this loyalty and support to fund and educate future generations of graduates. The best way to make sure that this cycle of support continues is to ensure that the alumni and students feel that they are an integral part of the community surrounding that institution – both while they are in school as well as far into the future beyond graduation.

             IQUniverse identified early on that the IQTrust solution and other solutions that would be offered by the Company in the future would be provided to each school via an application service provider (ASP) model.  This model allows the institution to quickly deploy all aspects of this community builder program.  As part of the same platform, the e-commerce modules will be deployed to expand on the sense of belonging and investment in the future of the institution.  This sense of reinvestment comes about because a portion of all expenditures that occur in the e-commerce applications is returned to either the student or to the alumni association in form of rebates or incentives.

             The development costs for the IQTrust technology were under $75,000 and the Company spent seven months (through March 31) researching the market and improving the program based on beta test feedback.

Personnel

             IQUniverse, Inc. employs its Chief Executive Officer, Paul Crawford, its President and Chief Operating Officer, Jill Miyamoto, and two other full time employees.  The Company utilizes the services of various consultants on a project basis.

ITEM 2.  DESCRIPTION OF PROPERTY.

             The Company maintains its offices at 65 Main Street SE, Minneapolis, Minnesota.  At that address the Company directly leases 2,489 square feet for $3,629.79 per month (including CAM) pursuant to a lease expiring march 31, 2006.  The Company also utilizes and pays the rent on an additional 773 square feet rented by Paul Crawford, the Company’s CEO, under the name Crawford Capital.  A new 5-year lease is being negotiated on this space.  Current rent and CAM is $966.25 per month.  In addition, the Company has assumed the lease payment on 1,800 square feet also leased to Crawford Capital and previously used by Entrenaut, Inc.  This space is subject to a lease expiring August 31, 2002 at a rental of $2,347.91 per month (including CAM).  Currently one-half or 900 square feet of this space has been sub-let for $600.00 per month.  In total, the Company has direct and indirect office rental costs of a net $6,343.95 per month.

ITEM 3.  LEGAL PROCEEDINGS.

             The Company is in default on $385,000 in convertible debentures.  One debenture holder has a judgment against the Company for $125,000 face amount of his debenture plus accrued interest.  The Company is also in default on an employment contract it had with a former Chief Executive Officer.  (See Executive Compensation at Item 10).

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

             The Company’s common stock is traded on the OTC Bulletin Board  (OTCBB)  under the symbol “IQUN”.  From July 15, 1991 until June 9, 1994, the Company’s common stock had been traded on the NASDAQ Small-Cap Market System under the symbol “CCAP”.  On June 9, 1994, the stock was de-listed by NASDAQ for failure to maintain an adequate bid price.

             The following table sets forth, for the periods indicated, the range of high and low bid prices of the Company’s common stock.  The prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended March 31, 2000	High	Low	Fiscal Year Ended March 31, 2001	High	Low
First Quarter	$.005	$.005	First Quarter	$.625	$.062
Second Quarter	$.812	$.005	Second Quarter	$.500	$.000
Third Quarter	$.750	$.010	Third Quarter	$.375	$.000
Fourth Quarter	$.562	$.062	Fourth Quarter	$.156	$.031

             The Company has never paid a cash dividend on its capital stock and does not expect to pay a cash dividend in the foreseeable future.  No dividends may be paid on common stock unless adequate provision has been made for payment of all dividends, if any, due with respect to its Series B  and Series C Preferred Stock.

             As of March 31, 2001, the Company had approximately 1200 shareholders of record.

Recent Sales of Unregistered Securities.

             Effective January 1, 2000, the Company entered into a stock exchange agreement to acquire all of the outstanding common stock of Entrenaut, Inc.  The Company relied on the exemption provided by Rule 506 of Regulation D for exemption from registration of the Series C Preferred Stock issued in the exchange.

             During the fiscal year ended March 31, 2001, the Company sold $109,256 in convertible subordinated debentures.  The Company also sold $265,000 in senior convertible debentures. The Company relied on the exemption provided in Rules 505/506 for these sales of unregistered securities.

ITEM 6.  PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS.  THESE FORWARD-LOOKING STATEMENTS OF THE COMPANY ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION.  THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

IQUniverse, Inc. – OVERVIEW

             At the time the Company refocused its business model away from that of an incubator and holding company for Internet related concepts and companies, we defined its mission as using the Internet as a tool to provide students and schools with value-added products and services.  The first product offered, IQTrust, provides the ability to receive rebates on transactions made on the Internet.  These rebates can then be applied to a student’s tuition or to the school.  This focused program was test marketed at two schools in Minnesota and we have determined through the test market results that there is a much more powerful application that could efficiently and effectively target a higher value-added solution for both the students and for the institution.

             The higher value solution that was lacking at both of the test market campuses is a suite of tools that support today’s learning needs for the institution.  This community includes students and administration, and alumni.

             IQUniverse developed a detailed understanding and validation of this market niche by conducting a primary research campaign targeting both students and alumni organizations.  Indeed, IQUniverse learned that schools (particularly smaller, private colleges and mid-range public institutions) are very good at creating a feeling of pride and loyalty in their graduates.   What they don’t do particularly well is the use of automated tools and systems to improve their effectiveness or their reach.

             IQUniverse is quickly re-positioning to take advantage of this expanded niche.  The original e-commerce and affiliate marketing capability will be incorporated into a new tool set that includes online software solutions, storage, and research tools.

             To support this strategy, IQUniverse signed a letter of intent on June 1, 2001 with Chris Schmidt the CEO and sole owner of Microsel, Inc. and majority owner of Digital Green, LLC.  Mr. Schmidt is the creator of the IQSoftware concept (the “Product”).  Microsel, a company Mr. Schmidt founded, is a distributor and manufacturer of custom computing solutions.  Microsel works with many software firms such as Microsoft and Oracle.  They license software and enhance or customize it to meet the needs of a specific client/user, particularly as it applies to integration with existing software platforms and systems.  If we can successfully acquire the IQSoftware concept, Microsel will transfer the Product consisting of the concept and related intellectual property software, computer (s) and related software to the Company.  Additionally we will enter into an agreement with Chris Schmidt whereby he agrees to provide on an ongoing basis, pursuant to a fee schedule to be agreed upon, the entire “back end” services necessary to provide the Product to end users, including but not limited to, connectivity and web hosting, other enabling services and software development.  Digital Green is a full service internet working development agency with its primary focus being getting clients connected, working and doing business on the Internet.  Digital Green has expertise in the following areas: LAN/WAN Networking, Network Monitoring, Data Security and Electronic Commerce.  Together Microsel and Digital Green will develop the backbone of IQSoftware.  Under the terms of the letter of intent, Mr. Schmidt would receive 200,000 shares of the Company’s common stock in exchange for the Product.  The transaction is scheduled to close in August or September, 2001 upon completion of a feasibility study.

             IQSoftware services will enable institutions to provide improved access and a greater array of software options for each student at reasonable costs.  Students, who now pay upwards of $100 per semester in fees to their school for limited access to software, will now receive a greater value.  Both the school and the students win because IQSoftware services enable both the school and the students to gain greater access to software at less cost.  IQUniverse will be paid in advance for providing this secure service.

             Additionally, IQUniverse plans to offer a cyberspace hard drive.  Many students who are using IQSoftware will want to be able to store their projects online.  This will become even more critical as students migrate to using hand-held devices such as Palm Pilots, Visors, and cell phones rather than laptops or desktop computers.  The Company believes that hand-held devices will become a lot more commonplace in the next few years.  IQStorage will facilitate this revolution.  Every student who uses IQSoftware will be a candidate to also use IQStorage.  Like IQSoftware, IQUniverse will be paid in advance for providing this secure service.

             IQResearch is another tool that IQUniverse plans to add.  This is an educational product that offers an on-line service with which a student can more effectively complete research, a term paper or thesis.  The company that IQUniverse is planning to partner with to provide this service already has a database of nearly 45,000 books.  Through a series of simple queries it is possible to identify specific books, chapters and other relevant information on just about any subject.  In this manner one can construct a paper and automatically document the references for use in the required bibliography.  It will cost approximately $9.95 for a student to use IQResearch for one week or as much as $149 for unlimited access for an entire school year.

             The Company is currently negotiating with its potential partner and we anticipate that they will grant a license to any school that partners with IQUniverse.  The Company will earn 50%of the total charge for access to this service through IQUniverse.  As with the other new tools the service will be paid for before it is used.

             IQUniverse’s initial target is the small to medium sized institutions.  Initially, IQUniverse will focus on Midwest schools and intends to secure agreements with eight (8) schools or 72,000 undergraduates in the first post-launch year.  The Company plans to scale nationally in year two.  Nationwide there are 2,126 colleges that can be classified as small to medium sized institutions.  Small to medium is defined as less than 20,000 full time students.  Of these schools, 96% are private colleges and 4% are publicly funded institutions.  100% of these schools have alumni associations affiliated with the institution.

             IQUniverse’s solution platform creates a financially responsive, definable, target-able community of interest.  Since schools and their respective students pay technology fees prior to each school year and/or semester, IQUniverse will also require that monies be received up front.  Once monies are received, IQUniverse will allow students access to the suite of software applications and provide all hosting services required to successfully deliver the offering.  The Company intends to partner with a major hosting provider to support this end of the business.

             Students will access software via the IQUniverse site and will be required to enter their student ID and password to use it.  Once at the IQUniverse site, students will automatically have exposure to other IQUniverse program offerings such as IQTrust, IQStorage and IQResearch, ultimately creating free marketing for the Company.  Alumni, parents and others will also have the opportunity to access IQUniverse at any time as they currently do.  Their only limitation will be access to the IQSoftware suite.

             To take the concept one step further, IQUniverse begins to build a sense of community when the students first enter the campus and carries through with programs and automated tools designed to keep them involved long after graduation.

             The IQUniverse solution features implementation, conversion, training and support consulting services that takes the guess work out of installing and managing systems in the most efficient manner possible.  Software implementation can make or break the success of any information system regardless of industry.  Services range from overall project management, process redesign, to implementation consulting.  In addition, proven software implementation methodologies are used and customized to each client’s specific module and support level needs.

             The Company has most recently been funding its obligations through the private placement sale of subordinated debentures and personal loans from Paul Crawford, the Company’s CEO.  The Company plans to seek additional funds in the private or public equity or debt markets in order to maintain and expand the IQUniverse offerings.  The Company’s long-term success depends upon its ability to attract capital and it may not be able to obtain such financing when needed or on acceptable terms in which case the Company’s ability to execute its business strategy will be seriously impaired.

             The Company does not anticipate adding any staff until additional funding is realized.

             On February 16, 2001, the Company enacted a one for twenty reverse split of its capital stock.

ITEM 7.  FINANCIAL STATEMENTS.

See Appendix.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

             Stated as follows are the names, ages and positions of each of the directors and executive officers of IQUniverse, Inc., the year when each director became a member of the Board of Directors and information regarding the business experience of each of the identified persons during the past five years.  Under the provisions of the Bylaws of the Company, directors are elected to serve for a term expiring at the next annual meeting of shareholders and until their successors are elected and qualify.  Officers are elected to serve for an indefinite term.

Name	Age	Director Since	Position
Paul D. Crawford	65	1999	Director and Chief Executive Officer
Daniel C. Neisen	38	1999	Director
Andrew V Johnson	45	2000	Director
Jill Miyamoto	35	2000	President and Chief Operating Officer

Paul D. Crawford, is the Chief Executive Officer of IQUniverse, Inc.  From July 1995 to June 1996, he was Chief Executive Officer of Restaurant Concepts, Inc.  From July 1993 through January 1996, he was also a registered securities representative.  On September 15, 1997, without admitting or denying the allegations, Crawford accepted a censure and two years suspension from the securities industry by agreement with NASD Regulation, Inc.  In December 1996, Mr. Crawford declared personal bankruptcy and was discharged in March 1997.  Mr. Crawford has been involved in numerous early stage companies through Crawford Capital Corporation.  Mr. Crawford has been an entrepreneur as well as a venture capitalist.  In 1981, he founded Cellcom Corporation to file for the first Twin Cities wireless cellular telephone license.  Cellcom was funded by a small group of Twin Cities entrepreneurs, Cellcom subsequently entered into a strategic relationship with MCI.  MCI/Cellcom was issued the license by the F.C.C. in 1983 and began operating in 1984.  The MCI/Cellcom cellular license was acquired by McCaw Communication in July, 1986.

Daniel C. Neisen, along with his brother, Dennis, founded Neisen Brothers Partnership in 1980.  The Partnership acquires and manages several on and off sale municipal liquor establishments in Minnesota and also owns extensive farmland in Central Minnesota.

Andrew V (Andy) Johnson, is an advisor to technology and Internet related enterprises.  He participates as a board member, advisory board member, investor and consultant to various companies.  These companies include software companies, fiber optic networks, logistics companies and direct to the consumer dot coms.  Prior to his current focus, Johnson was President of e-commerce at Fingerhut Companies, Inc.  Johnson began his career at Fingerhut in 1978.

Jill Miyamoto, prior to joining the Company Ms. Miyamoto was a Business and Market Development Director for Survivalink Corporation, where she created integrated sales and marketing plans and developed a channel strategy that facilitated business sales growth by over 100% in a 12-month period. Before Survivalink, she directed the Aftermarket division for Rollerblade, increasing sales from $400K to over $11MM in an 18-month period.  She is also co-owner of a restaurant concept.  Ms. Miyamoto has a B.A. from St. Cloud State University.

Key Employees:

Deanna Dalberg, Vice President of Sales.  Ms. Dalberg has extensive experience in developing ground-up implementation systems, fundraising, and establishing educational, research, and membership programs.  Her background includes: Executive Director, Minnesota Colorectal Cancer Initiative; Director, Marketing and Communications, Colon and Rectal Surgery Associates, Ltd.; Director of Fundraising, Salvation Army Saint Paul.

Angela Campbell, Director of Merchant Relations.  Ms. Campbell has been involved in researching, evaluating feasibility of and developing Merchant Programs, implementing initial network systems, and is knowledgeable of the infrastructure of Search Engines such as Altavista, Excite, and Infoseek.  Her experience includes: Affiliate Manager, Entrenaut; Affiliate Recruiter, Commission Junction; and Account Manager, Pagelab Network.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

             The Company has not made the required filings pursuant to Section 16(a) of the 1934 Act since new management took office in July, 1999.  This oversight will be immediately corrected by filing all past due reports. Compliance with Section 16(a) will be maintained in the future.

             The individuals who were directors, executive officers or beneficial owners of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis during the most recent fiscal year or prior fiscal years are as follows:

             Paul D. Crawford:  Form 3 (1999), Form 5 (fiscal 1999, 2000, 2001)

             Daniel and Dennis Neisen Partnership:  Form 3 (1999), Form 5 (fiscal 1999, 2000, 2001 )

             K&J Investments:  Form 3 (1999), Form 5 (fiscal 1999, 2000, 2001)

             Daniel C. Neisen:  Form 3 (1999), Form 5 (fiscal 1999, 2000, 2001)

             Andrew V. Johnson:  Form 3 (2001), Form 5 (fiscal 2001)

             Jill Miyamoto:  Form 3 (2001), Form 5 (fiscal 2001)

ITEM 10.  EXECUTIVE COMPENSATION

             The following table summarizes the executive compensation for the persons who served as Chief Executive Officers of the Company during the fiscal 2001.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Compensation Awards
Name and Principal Positions	Fiscal Year	Salary	Other Annual Compensation	Options

Paul Crawford CEO of IQUniverse Inc.
received no compensation in 2000 or 2001.	2001	0	0	0

Jill Miyamoto, President and Chief
Operating Officer of IQUniverse, Inc.	2001	$100,000.	0	7,250

The following table summarizes grants of options to the person who served as Chief Executive Officer of the Company during fiscal 2001.

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Options Granted (No.)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(1)	Expiration Date
Paul D. Crawford	0	0	0	0

The following table summarized the purchases of the Company’s common stock pursuant to the exercise of options (as well as the number and value of unexercised options) granted to the person who served as the Chief Executive Officer of the Company during fiscal 2001.

AGGREGATED OPTION EXERCISE IN LAST FISCAL
YEAR AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (No.)	Value Realized(1)	Number of Unexercised Options at FY-End (No.) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End(1) Exercisable/ Unexercisable
Paul D. Crawford	None	None	None	None

___________________

(1) Options are “in-the-money” if the fair market value of the underlying shares at fiscal year end is greater than the exercise price.

Employment Agreement

             On August 1, 1993, Vincent G. Ella, then Chairman of the Board of Directors of the Company, was elected Chief Executive Officer of the Company.  Effective as of September 1, 1993, the Company entered into a five-year employment agreement with Mr. Ella.  Pursuant to that agreement, Mr. Ella was to receive a base salary of not less than $120,000 per year together with yearly increases of not less that 10%  The Agreement also provided that Mr. Ella shall receive options to purchase not less than 100,000 shares on September 1 of 1994, 1995, 1996 and 1997 at the then current market value.  All such options to be immediately exercisable and to expire ten years from the date of grant.  If the agreement is terminated by Mr. Ella for good cause, as defined in the agreement, the Company must pay him an amount equal to his base salary for the remaining term of the agreement.  On October 20, 1994, Mr. Ella notified the Board of Directors that the Company was in breach of the agreement by virtue of its inability to pay him his salary or reimburse expenses as they became due.  Mr. Ella advised the Board that unless the breach was cured, he would treat the situation as a constructive termination without cause, thus leaving him free to seek other employment, which he did.  The Company has an ongoing obligation under the terns of the agreement.  At March 31, 1995, the Company had $39,230 in unpaid compensation due Mr. Ella accrued for calendar year 1994, for which the Company is indebted to him along with his contract salary for calendar years 1995, 1996 and 1997 totaling approximately $600,000.  In fiscal 2000, the Company paid Mr. Ella $15,000 of the accrued 1994 unpaid compensation.  In fiscal 2001, the Company paid Mr. Ella $6,000 of the accrued 1994 unpaid compensation.

Directors’ Fees

             Directors of the Company receive no cash compensation for serving as directors.  Directors may be paid a fee of $100 per hour for extraordinary services beyond normal duties as a director.  No such fees were paid in fiscal 2001.  Mr. Andy Johnson was granted options to purchase up to 12,500 shares of common stock on January 1, 2001 in connection with his becoming a director of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following information is given as of March 31, 2001, with respect to each person who is known to the Company to be the beneficial owner of more than 5 percent of any class of its capital stock, each director of the Company individually, and by all directors and executive officers of the Company as a group.  Unless otherwise indicated, each such beneficial owner is believed to hold the common stock with sole voting and investment power.

AS OF MARCH 31, 2001:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Paul D. Crawford(1) 7718 Taylor Street NE Spring Lake Park, MN 55432	27,500	4.20
Common Stock	Daniel and Dennis Neisen(2) Partnership 125 North Meridian Street Belle Plaine, MN 56001	125,000	19.27
Common Stock	All Directors and Executive Officers as a Group (2 persons)	152,500	23.55
Series B Preferred	Neisen Farm 125 North Meridian Street Belle Plaine, MN 56011	6,000	7.53
Series B Preferred	K&J Investments. 6291 West 230th Street Belle Plaine, MN 56011	10,000	12.55
Series B Preferred	Susan K. Thomas and James W. Brehl, as Trustees of the William H. Thomas Family Trust 3265 Robinson’s Bay Road Wayzata, MN 55391	5,000	6.28
Series B Preferred	William Bruggeman 20 Anemone Circle North Oaks, MN 55127	5,000	6.28
Series B Preferred	William P. Bernard Rapid City, SD	12,500	15.69
Series B Preferred	Marilyn G. Erickson Rapid City, SD	11,860	14.89
Series C Preferred	Dolores E. Crawford(3) 7118 Taylor Street NE Spring Lake Park, MN 55432	20,000	10.00
Series C Preferred	Paul D. Crawford(1) 7118 Taylor Street NE Spring Lake Park, MN 55432	41,653	20.83
Series C Preferred	Daniel and Dennis Neisen Partnership 125 North Meridian Street Belle Plaine, MN 56001	12,500	6.25
Series C Preferred	K&J Investments 6291 West 230th Street Belle Plaine, MN 56011	12,750	6.38
Series C Preferred	Gary Macho 24774 East Cedar Lake Drive New Prague, MN 56071	15,300	7.65
Series C Preferred	StoreItOnLine.Com, Inc. c/o Jean-Paul Lamere 512 Virginia Avenue Minneapolis, MN 55356	15,000	7.50

(1)          Mr. Crawford is the CEO of the Corporation.

(2)          Daniel Neisen is a Director of the Company.

(3)          Dolores Crawford is the wife of Paul Crawford.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Upon becoming a director and CEO of the Company in July, 1999, Paul D. Crawford subscribed to purchase 500,000 shares of common stock (pre reverse split) at a price of $.04 per share as part of the reorganization.

             Prior to the acquisition of all of the outstanding common stock of Entrenaut, Inc., Paul D. Crawford, the Chief Executive Officer and Director of the Company owned 23.43% of Entrenaut, Inc. and as a result of the stock exchange of the Company’s Series C preferred stock for Entrenaut, Inc. common stock, he individually owns 41,653 shares of the Series C convertible stock making him the largest holder of this series and when combined with the 20,000 shares of Series C he assigned to his wife, Delores Crawford, gives him a 30.83% ownership of the Series C preferred stock.  Assuming the conversion of the  Series C preferred stock, Mr. Crawford owns 17.21% of the common stock of the Company.

             Through its subsidiary, Entrenaut, Inc., the Company previously acquired minority interests in two companies for which it provided incubator services:  Chefinabox, Inc. and OfficeCause.com, Inc.  Both of these companies were controlled by Paul D. Crawford, the Company’s Chief Executive Officer and Director who owned 68.96% and 77.77% of the two companies respectively. Chefinabox,Inc has ceased operations and OfficeCause.com was renamed IQ Trust, Inc.  Subsequently, Mr. Crawford canceled his stock in IQ Trust, Inc. giving Entrenaut, Inc. 100% ownership and the Company was then merged into Entrenaut.

             Paul D. Crawford was also a co-founder and is a significant shareholder of Commission Junction, Inc., a company in which the Company has acquired a minority interest for investment purposes.  Mr. Crawford is no longer an officer or director of Commission Junction, Inc.

ITEM 13.          EXHIBIT LIST AND REPORTS ON FORM 8-K

(a)         Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended Plan of Reorganization, dated October 16, 1989. (Exhibit 2.2) (1)

2.2	Articles of Merger and Restated Articles of Incorporation, dated February 27, 1990 with Medical Funding Corporation. Exhibit 2.2) (1)

2.3	Agreement and Plan of Merger, dated June 28, 1991 with A-1Engineering, Inc., Gordon Neuman and Clayton Neuman. (Exhibit 2.1) (3)

2.4	Articles of Merger and Agreement and Plan of Merger, dated April 2, 2001, with IQ Universe, Inc. (Exhibit 99.2) (15)

3.1	Amendments to Articles of Incorporation dated February 14, 2001 and April 2, 2001, attaching Certificate of Creation of Series C Convertible Preferred Stock*

3.2	Bylaws. (Exhibit 3.1) (1)

4.1	Form of stock purchase warrant. (Exhibit 4.2) (1)

4.2	Warrant Agreement (Exhibit 4.3) (1)

4.3	Certificate of Creation of Series A. Convertible Preferred Stock. (Exhibit 10.2) (9)

4.4	Designation of Rights and Preferences of Series B Convertible Preferred Stock (Exhibit 10.2) (9)

4.5	Certificate of Designation of Additional Shares of Series B Convertible Preferred Stock. (Exhibit 10.1) (10)

4.6	Articles of Correction of Designation of Additional Shares of Series B Convertible Preferred Stock. (Exhibit 10.2) (10)

4.7	Statement of Cancellation of Designation of Series A Convertible Preferred Stock. (Exhibit 4.7) (12)

10.1	Amended and Restated 1990 Stock Option Plan. (5)

10.2	Outside Directors' Option Plan. (Exhibit 10.10) (2)

10.3	First Amendment to Outside Directors' Option Plan. Exhibit 10.9) (4)

10.4	Non-qualified, Non-Plan Option granted to John B. Knauff, March 31, 1994.

10.5	Non-qualified, Non-Plan Option granted to Lewis N. Mirviss, March 31, 1994.

10.6	Employment Agreement dated effective September 1, 1993, by and between Vincent G. Ella and Calendar Capital, Inc. (Exhibit 10.3) (10)

10.7	Employment Agreement with Robert J. Keyport, dated November 2, 1992. (Exhibit 10.10) (7)

10.8	Severance Agreement with Gregory J. Ruehle, dated November 2, 1992. (Exhibit 10.11) (7)

10.9	Employment Agreement, dated effective July 19, 1993, by and between John B. Hendricks and Caribbean Casinos, Ltd. (Exhibit 10.20) (12)

10.10	Employment Agreement, dated effective July 19, 1993, by and between Valerie B. Hendricks and Caribbean Casinos, Ltd. (Exhibit 10.21) (12)

10.11	Employment Agreement, dated effective July 19, 1993, by and between Philip H. Plowright and Caribbean Casinos, Ltd. (Exhibit 10.22) (12)

10.12	Asset Purchase Agreement with Follow Motion Limited, dated December 12, 1992. (6)

10.13	Amendment #1 to Asset Purchase Agreement, effective September 30, 1993. (13)

10.14	Amendment #2 to Asset Purchase Agreement, effective April 28, 1994. (13)

10.15	Lease with NWC Limited Partnership, dated May 18, 1993. (Exhibit 10.12) (7)

10.16	Sublease with Faegre & Benson, a Minnesota general partnership, dated May 7, 1993. (Exhibit 10.13) (7)

10.17	Assignment of Lease and Consent to Assignment, dated May 16 19 (13)

10.18	Lease by and between MEPC American Properties, Inc. and the Company, dated April 20, 1994. (13)

10.19	Share Purchase Agreement, dated April 2, 1994, with Lightning Bingo (Exhibit 2.1) (11)

10.20	Escrow Agreement, with respect to Lightning Casino. (Exhibit 2.2) (11)

10.21	Promissory Note with respect to Lightning Casino. (Exhibit 2.3) (11)

10.22	Unanimous Shareholders Agreement with respect to Lightning Casino. (Exhibit 2.4) (11)

10.23	Operating Management Agreement with respect to Lightning Casino. (Exhibit 10.1) (11)

10.24	Plan of Reorganization of Lilly Belle's, Inc. proposed by the Debtor in Possession and Calendar Capital, Inc., dated January 31, 1994. (Exhibit 10.24) (12)

10.25	Disclosure Statement to Accompany Plan of Reorganization, dated January 31, 1994. (Exhibit 10.25) (12)

10.26	Amended Disclosure Statement to accompany the Plan of Reorganization of Lilly Belle's, Inc. proposed by the Debtor and Calendar Capital, Inc., dated January 31, 1994. (13)

10.27	Letter Agreement dated July 6, 1993, by and among Calendar Capital, Inc., Mark J. Kallenbach and Johnnie L. Ransom. Exhibit 10.14) (12)

10.28	Cabinet Decision, dated June 26, 1991, permitting casino vessel operation. (Exhibit 10.16) (12)

10.29	Cabinet Decision, dated October 8, 1993, with respect to casino vessel operation. (Exhibit 10.16) (12)

10.30	Bareboat Charter Agreement, dated July 19, 1993, by and between Sea Dancer, Inc. and Alpha Travel (Antigua) Limited. (Exhibit 10.17) (12)

10.31	Assignment and Assumption Agreement, dated July 21, 1993, by and between Alpha Travel (Antigua) Limited. (Exhibit 10.18) (12)

10.32	Contract for Sale and Purchase, dated September 3, 1993, by and between Emerald Syndicate, Inc. and Calendar Capital, Inc. (Exhibit 10.19) (12)

10.33	Stock exchange Agreement, dated January 1, 2000, between Calendar Capital, Inc. and Entrenaut, Inc. (Exhibit 10.1)(14)

16.1	Letter of Ernst & Young. (Exhibit 10.1) (8)

21.1	Subsidiaries of Registrant. (13)

*	Filed herewith

(1)	Incorporated by reference to the specified exhibit to the Form 8-K dated July 5, 1990.

(2)	Incorporated by reference to the specified exhibit to the Form 10-K Annual Report for the fiscal year ended March 31, 1991.

(3)	Incorporated by reference to the specified exhibit to the Form 8-K dated July 11, 1991.

(4)	Incorporated by reference to the specified exhibit to the Form 10-K Annual Report for the fiscal year ended March 31, 1992.

(5)	Incorporated by reference to the Proxy Statement for the August 20, 1992 Annual Meeting of Shareholders.

(6)	Incorporated by reference to the Proxy Statement for the March 26, 1993 Annual Meeting of Shareholders.

(7)	Incorporated by reference to the specified exhibit to the Form 10-KSB, Annual Report for the fiscal year ended April 3, 1993.

(8)	Incorporated by reference to the specified Form 8-K, dated August 10, 1993.

(9)	Incorporated by reference to the specified exhibit to the Form 10-QSB/A Quarterly Report for the quarter ended October 2, 1993.

(10)	Incorporated by reference to the specified exhibit to the Form 10-QSB/A Quarterly Report for the quarter ended January 1, 1994.

(11)	Incorporated by reference to the Form 8-K, dated April 2, 1994.

(12)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, filed with the Commission on March 4, 1994.

(13)	Incorporated by reference to the specified exhibit to the Form 10-KSB, Annual Report for the fiscal year ended April 2, 1994.

(14)	Incorporated by reference to the specified exhibit to the Form 8-K dated February 1,2000.

(15)	Incorporated by reference to the specified exhibit to the Form 8-K dated April 11, 2001.

A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of June 30, 2000, upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to IQUniverse, Inc., 65 Main Street SE, Suite 141, Minneapolis, Minnesota 55414.

(b)        Reports on Form 8-K.  During the last quarter of the period covered by this report, a Form 8-K was filed February 20, 2001, regarding a 1-for-20 reverse split of all of the capital stock of the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQUNIVERSE, INC.

Dated: July 13, 2001.	By:	/s/ Paul D. Crawford
Paul D. Crawford
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Paul D. Crawford	Chairman of the Board of Directors	July 13, 2001
Paul D. Crawford

/s/ Jill Miyamoto	President and COO	July 13, 2001
Jill Miyamoto

/s/ Dan Neisen	Director	July 13, 2001
Dan Neisen

	Director	July 13, 2001
Andy Johnson

APPENDIX

Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors
IQUniverse, Inc.
Minneapolis, Minnesota

We have audited the balance sheets of IQUniverse, Inc. (formerly known as Calendar Capital, Inc. and Subsidiary dba Entrenaut, Inc.) as of March 31, 2000 and 2001, and the related statements of operations, shareholders' equity and cash flows for the periods from July 1, 1999 (inception) through March 31, 2000 and year ended March 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IQUniverse, Inc. as of March 31, 2000 and 2001, and the results of its operations and its cash flows for the period and year then ended, in conformity with generally accepted accounting principles.

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

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd

July 16, 2001

Minneapolis, Minnesota

IQUNIVERSE, INC.

BALANCE SHEETS – MARCH 31, 2000 AND 2001

	2000	2001
Assets:
Current assets:
Cash	$22,040	$553
Related party receivables	47,000
Prepaid and other	46,098	18,612

Total current assets	68,138	66,165

Property and equipment, net of accumulated depreciation of $1,125 in 2000 and $8,668 in 2001	25,353	32,134
Investments, net of valuation allowance of $0 and $495,000 for 2000 and 2001, respectively	1,384,534	434,500
Goodwill, net of accumulated amortization and write-off of $32,501 and $325,013 in 2000 and 2001, respectively	292,512
	1,702,399	466,634

Total assets	$1,770,537	$532,799

Liabilities and shareholders' equity:
Current liabilities:
Note payable, bank	$242,000	$200,000
Notes payable, other	200,000	60,000
Convertible debentures	385,000	385,000
Convertible subordinate debentures	115,000	100,000
Accounts payable	153,493	33,972
Accounts payable, related party	19,302	48,996
Accrued expenses	259,807	327,830
Due to related party	14,800	718,094

Total current liabilities	1,389,402	1,873,892

Convertible subordinate debentures		389,256
Shareholders' equity (deficiency):
Preferred stock:
Series B convertible	17,632	882
Series C convertible	39,921	2,000
Common stock	129,764	6,488
Additional paid-in capital	667,749	906,485
Stock subscriptions receivable	(124,000)	(124,000)
Accumulated deficit	(349,931)	(2,522,204)
	381,135	(1,730,349)
Total liabilities and shareholders' equity	$1,770,537	$532,799

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF OPERATIONS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

	2000	2001

Related party management and consulting fees	$1,016,646	$189,120

Less direct costs	466,063	176,845

Net revenues	550,583	12,275

General and administrative expenses	656,163	1,025,826
Gain on sale of investment	(249,960)
Equity in losses of affiliated companies	225,298	45,385
Loss due to revaluation and write down of impaired assets		1,405,754
	881,461	2,227,005

Loss from operations	(330,878)	(2,214,730)

Interest:
Income	7,604	33,603
Expense	(23,357)	(143,017)

Loss before income taxes and extraordinary gain	(346,631)	(2,324,144)

Extraordinary gain, write-off of note payable, other		150,000

Loss before income taxes	(346,631)	(2,174,144)

Income tax expense (benefit)	3,300	(1,871)

Net loss	$(349,931)	$(2,172,273)

Loss per common share, basic and diluted	$(1.62)	$(3.35)

Weighted average number of common shares, basic and diluted	216,273	648,821

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

	Preferred stock,		Preferred stock,
	Series B convertible		Series C convertible		Common stock
	100,000 shares		200,000 shares		700,000 shares
	authorized, par		authorized, par		authorized, par
	value $.01		value $.01		value $.01
	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of stock (from $.13 to $2.50 per share)			3,992,128	$39,921

Issuance of stock options and warrants

Reverse acquisition of Calendar Capital, Inc.	1,763,200	$17,632			12,976,418	$129,764

Net loss

Balance, March 31, 2000	1,763,200	17,632	3,992,128	39,921	12,976,418	129,764

Warrant adjustment

Warrant exercised			33,334	333

Company expense incurred by Chief Executive Officer

Cancellation of Chief Executive Officer stock			(25,462)	(254)

Value adjustment for 1-20 Reverse split	(1,675,040)	(16,750)	(3,800,000)	(38,000)	(12,327,597)	(123,276)

Net loss

Balance, March 31, 2001	88,160	$882	200,000	$2,000	648,821	$6,488

	Additional	Stock
	paid-in	subscriptions	Accumulated
	capital	receivable	deficit	Total

Issuance of stock (from $.13 to $2.50 per share)	$1,434,034	$(100,000)		$1,373,955

Issuance of stock options and warrants	57,253			57,253

Reverse acquisition of Calendar Capital, Inc.	(823,538)	(24,000)		(700,142)

Net loss			$(349,931)	(349,931)

Balance, March 31, 2000	667,749	(124,000)	(349,931)	381,135

Warrant adjustment	(2,086)			(2,086)

Warrant exercised	24,667			25,000

Company expense incurred by Chief Executive Officer	15,675			15,675

Cancellation of Chief Executive Officer stock	22,454			22,200

Value adjustment for 1-20 Reverse split	178,026

Net Loss			(2,172,273)	(2,172,273)

Balance, March 31, 2001	$906,485	$(124,000)	$(2,522,204)	$(1,730,349)

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF CASH FLOWS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

	2000	2001
Cash flows from operating activities:
Net loss	$(349,931)	$(2,172,273)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Warrant value adjustment		(2,086)
Depreciation	1,125	7,291
Company expenses incurred by the Chief Executive Officer		37,875
Amortization	32,501	16,251
Revaluation and write down of impaired assets		1,405,754
Write off note payable, other		(150,000)
Equity in losses of affiliated companies	225,298	45,385
Gain on sale of investments		(249,960)
Issuance of stock warrants	19,753
Change in operating assets and liabilities:
Prepaid and other	602	14,836
Accounts payable	152,495	(119,521)
Accounts payable, related party	19,302	29,694
Accrued expenses	23,013	105,365

Net cash provided by (used in) operating activities	124,158	(1,031,389)
Cash flows from investing activities:
Purchase of property and equipment	(26,478)	(14,072)
Cash acquired in reverse acquisition of Calendar Capital, Inc.	5,950
Investments:
Cash paid for investments	(1,071,000)	(392,694)
Proceeds from sale of investments		383,460
Advances to affiliates	(1,031,345)
Payments received from affiliates	412,500

Net cash used in investing activities	(1,710,373)	(23,306)

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF CASH FLOWS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001
(continued)

	2000	2001
Cash flows from financing activities:
Proceeds from:
Note payable, bank	$242,000	$8,000
Issuance of stock	1,186,455
Notes payable, other	100,000	40,000
Advances from related party	14,800	665,952
Convertible debentures	115,000	374,256
Warrants exercised	25,000
Payments on notes payable, other	(50,000)	(30,000)
Payments on notes payable, bank		(50,000)

Net cash provided by financing activities	1,608,255	1,033,208

Net increase (decrease) in cash	22,040	(21,487)

Cash, beginning	0	22,040

Cash, ending	$22,040	$553

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF CASH FLOWS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001
(continued)

	2000	2001
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13,282	$31,566

Income taxes	$3,300	$25

Supplemental schedule of non-cash investing and financing activities:
Investments acquired through:
Issuance of:
Preferred stock	$187,500
Warrants	37,500

	$225,000

Stock warrants and options issued for debt guarantee
and consulting	$19,753	$15,675

Write-off of note payable, other		$150,000
Accrued interest converted to debt		$32,088

Investments transferred to settle accounts payable		$99,260

Assets acquired and liabilities assumed in reverse acquisition of
Calendar Capital, Inc.:
Assets acquired:
Prepaid and other	$46,700
Investments	20,000

	$66,700
Liabilities assumed:
Note payable, other	$150,000
Accounts payable	998
Accrued expenses	236,794
Convertible debentures	385,000

	$772,792

See notes to financial statements.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

1.          Summary of significant accounting policies:

Nature of operations:

IQUniverse, Inc. (Company) formerly known as Calendar Capital Inc. dba Entrenaut, Inc. located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing Internet-related businesses.  Initially, the design was to incubate development-stage companies through management oversight of a concept, cooperative partnership, or passive investment, and to bring these concepts to launch quickly and successfully.  The Company is refocusing its business from an Internet incubator to a developer and operator of a single Web-based concept:  IQTrust. Using a software developed by a former investee, the Company is developing IQTrust, a customized online shopping mall accessed through college Web sites, which will allow college students to make merchandise purchases via the Internet and a rebate will be credited into the students account to help pay college costs.  The Company will earn a fee for each transaction. The Company is currently working on a business plan for IQUniverse.

Reverse acquisition and name change:

On January 1, 2000, Calendar Capital, Inc. acquired all of the outstanding common stock (1,996,064 shares) of Entrenaut, Inc. for 199,606 shares of Series C Preferred Convertible Stock.  For legal purposes, Entrenaut, Inc. was a wholly-owned subsidiary of Calendar Capital, Inc.  For accounting purposes, the acquisition was treated as an acquisition by Entrenaut, Inc. of Calendar Capital, Inc. and as a recapitalization of Entrenaut, Inc.  All intercompany transactions were eliminated.   Calendar Capital, Inc. had residual assets and liabilities from previous business ventures but essentially had no activity between 1994 and 1999.  The assets were transferred and liabilities were assumed at the date of the acquisition.

In 2001, through several transactions and a name change, Calendar Capital, Inc. became IQUniverse, Inc.

Cash:

The Company maintains its cash at a financial institution in Minnesota.  At times, the bank balance exceeds limits insured by Federal agencies.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

1.          Summary of significant accounting policies (continued):

Property and equipment:

Property and equipment are recorded at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

The estimated useful lives are as follows:
Computer software	3 years
Office equipment	5 years
Furniture and fixtures	7 years

Stock compensation:

The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and discloses the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Investments:

Investments are recorded at either cost or equity method as appropriate.  Loss and valuation allowances are recorded when deemed appropriate.

Basis of presentation:

The Company’s financial statements for the period from July 1, 1999 (inception) through March 31, 2000 and year ended March 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of approximately $2.5 million through March 31, 2001 and will incur additional costs as it continues to develop and market its operations.  The Company is also in default on some of its debt obligations.  Also, a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s ability to continue as a going concern is also largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

1.          Summary of significant accounting policies (continued):

Basis of presentation (continued):

Subsequent to March 31, 2001, the Company refinanced $389,256 of the outstanding $489,256 convertible subordinated debentures.  The refinancing capitalized approximately $32,100 of accrued and unpaid interest.  The interest rate on the 10% debentures was retroactively adjusted to 9%.  This resulted in a gain of approximately $1,370 and is included in interest income in 2001.  The Company is negotiating with a holder of $100,000 of debentures to refinance on substantially the same terms noted above.

The Company's financial and business plans include a reduction of staff, implemented through fiscal year 2001, and development of a new business model.  The Company hopes that the new business plan, which includes the IQTrust plan described above, will help the Company attract new investors and ultimately, to achieve profitability.  There is no assurance that the Company will be able to successfully implement its plan and therefore might not be able to continue as a going concern.

In September 2000, the Company qualified to be listed on NASDAQ OTC Bulletin Board.  Previously the Company was traded on pink sheets.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying financial statements include management’s estimates of the valuation of investments.  It is reasonably possible that a change in these estimates could occur in the near term.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

1.          Summary of significant accounting policies (continued):

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

Loss per share:

Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding in each year.  Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potential dilutive stock options and warrants, convertible debentures, and convertible preferred stock.

Stock options to purchase 62,500 and 41,200 shares of common stock at March 31, 2001 and 2000, respectively, were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.  Potential conversion of preferred stock, convertible debentures, and warrants and options to purchase preferred stock, into approximately 3,300,000 and 3,150,000 shares of common stock at March 31, 2001 and 2000, respectively, were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

2.          Investment activity:

The Company has investments in companies that are recorded on either the cost or equity method as follows:

             Cost method:
                           Commission Junction, Inc. and Idealab!:

In fiscal year 2000, the Company paid cash of $500,000 to acquire common stock of Commission Junction, Inc., a company that provides a mechanism for affiliates and merchants to find each other over the Internet and track transactions between the two companies.

During fiscal 2001, the Company swapped 40,000 shares (40 percent of shares owned at this time) of Commission Junction, Inc. stock for 4,000 shares of an Internet incubator, Idealab!  Holdings, L.L.C preferred stock, which is convertible into common stock at a 10:1 ratio.  This investment is recorded at the original cost of the Commission Junction stock of $200,000.

During 2001, the Company sold 27,600 shares of stock of Commission Junction for a realized gain of $193,200 and the Company transferred 8,500 shares to a vendor to satisfy payables of $99,260 for a gain of $56,760. Remaining shares total 23,900 and are carried at cost of $119,500.

                           Superior Broadband, Inc.:

During fiscal year 2000, the Company made an initial cash investment of $75,000 and acquired 7,500 shares of Superior Broadband, Inc., a premium access internet service provider of wireless broadband to high band width demand customers.  In April 2000, the Company purchased an additional 10,000 shares for $20,000.

                           JCafe, Inc.:

The Company loaned $150,000 to JCafe, Inc. a start-up company that has launched a proprietary solution for managing the delivery of training and educational content over the Internet.  Jcafe, Inc. is currently in default on the note.  The note is convertible into 150,000 shares of JCafe, Inc. common stock.  The Company also received warrants to purchase an additional 150,000 shares of JCafe, Inc. common stock at $.625 per share.  This investment has a valuation allowance of 100% on the note and accrued interest, which total $162,500 at March 31, 2001.

                           Biopolymer Engineering, Inc.:

During 2001, the Company loaned this entity $20,000 with interest at 9%.  This loan was due on December 31, 2000.  Biopolymer is default on this note.  The Company has continued to accrue interest and has provided no valuation allowance for this item as it believes that Biopolymer will be able to execute its business plan, become profitable and therefore ultimately be able to repay the loan and accrued interest.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

2.          Investment activity (continued):

             Cost method (continued):
                           StoreItOnline.com, Inc.:

During fiscal year 2000, the Company paid cash of $75,000, issued 15,000 shares of its Series C preferred stock value at $225,000 and issued stock warrants to purchase 10,000 additional Series C preferred shares to acquire common stock of StoreItOnLine.com, Inc., a high capacity, web-based storage business.  The Company also received warrants to purchase an additional 150,000 shares of StoreItOnline.com, Inc. common stock as part of the stock purchase. Management services of $45,000, provided by the Company are included in investments at March 31, 2000.  A valuation allowance of $345,000, equal to the total investment, has been recorded at March 31, 2001.

             Equity method:

                           OfficeCause.com, Inc. and Chefinabox, Inc.:

During fiscal year 2000, the Company paid cash of $215,000 to acquire 21.18% of the common stock of Chefinabox, Inc., a development stage virtual restaurant that intended to sell restaurant quality, semi-prepared meals to the consumer via the Internet.  The difference between the cost of the investment and the amount of underlying equity in net assets of the investee of $169,458 was being amortized over 60 months and had been included in goodwill in fiscal 2000.  Included in investments at March 31, 2000 is $373,586 of outstanding advances made to Chefinabox, Inc. during the period ending March 31, 2000.

During fiscal year 2000, the Company paid cash of $200,000 to acquire 22.22% of the common stock of OfficeCause.com, Inc., a development stage virtual storefront consisting of more than 50 well-known merchants and a representation of national and local charities.  The difference between the cost of the investment and the amount of underlying equity in net assets of the investee of $155,556 had been recorded as goodwill.  Included in investments at March 31, 2000 is $251,786 of outstanding advances made to OfficeCause.com, Inc. during the period ended March 31, 2000.

During the first quarter of fiscal year 2001, additonal advances under incubation service agreements for business development were $44,926 to Chefinabox, Inc. and $98,287 to OfficeCause.com, Inc.  The Company also advanced Chefinabox, Inc. an additional $14,500 independent of the incubation agreement.  During the second quarter of fiscal year 2001 the Company determined that its investments in Chefinabox, Inc. and OfficeCause.com, Inc. did not have continuing value as those entities had not developed sustained profitable operations. Accordingly, the Company wrote-off its investments of $615,790 and the remaining goodwill of $276,261 in the quarter ended September 30, 2000.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

3.          Related parties:

OfficeCause.com, Inc. and Chefinabox, Inc.:

During 1999, the Company entered into incubation agreements with Chefinabox, Inc. and OfficeCause.com, Inc.  Under these agreements, the Company provided incubation services to these affiliates, including developing business strategy, brand, market positioning, creative design, web site and setting up back-end operations.  The Company charged these affiliates for consulting time at $125 per hour with a maximum of 2,000 hours.  The Company also contracted with outside consultants to provide services to bring the concept to market and added a 15% mark up to these consulting fees.  The Company also paid for standard business operating expenses on behalf of its affiliates, which were charged back with no additional mark up.

Total amounts charged under these incubation agreements through March 31, 2000 were $567,854 to Chefinabox, Inc. and $448,991 to OfficeCause.com, Inc.  Amounts due from these affiliates at March 31, 2000, included in investments, were $373,586 from Chefinabox, Inc. and $251,786 from OfficeCause.com, Inc.

The majority shareholder of Chefinabox, Inc. and OfficeCause.com, Inc. was also the Chief Executive Officer and Chairman of the Board of Directors of the Company.  The majority shareholder of OfficeCause.com, Inc., also the Chief Executive Officer of the Company rescinded his subscription on October 31, 2000 for stock in OfficeCause.com, Inc. and the Company became the sole owner of OfficeCause.com, Inc.  OfficeCause was merged into the Company in fiscal year 2001 with nominal assets and liabilities and this resulted in a gain of $2,648 in the year ended March 31, 2001 statement of operations.  The Company previously wrote-off its investment in OfficeCause.com, Inc.

Net Medical, Inc.:

During fiscal year 2000, the Company borrowed $10,000 from Net Medical, Inc., which has the same Chief Executive Officer as the Company. Net Medical Inc. also paid $13,164 of payroll costs on behalf of the Company.  The Company also incurred approximately $21,000 during fiscal year 2000 to determine whether the Net Medical, Inc. concept has the potential to be incubated.  The concept was abandoned during fiscal year 2001.  During fiscal year 2001, the Company borrowed $3,000 from Net Medical, Inc. of which a balance of $2,722 is still owed at March 31, 2001.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

3.          Related parties (continued):

Crawford Capital Corp.:

Crawford Capital Corp., which is owned by the Chief Executive Officer of the Company, paid $5,000 of professional fees on behalf of the Company during fiscal year 2000.  The amount was reimbursed prior to March 31, 2000.  During 2001, the Company paid for office space and telephone used by Crawford Capital.  Since substantially all of Crawford Capital Corp.'s operations relate to IQUniverse, this amount, or $35,748, is included in general and administrative expense.

Chief Executive Officer:

Due to related parties includes $14,800 and $678,029 advanced to the Company by the Chief Executive Officer at March 31, 2000 and 2001, respectively.  Accrued interest of $37,343 is also included in the balance at March 31, 2001.  The principal and interest are due between December 31, 2001 and June 30, 2002 and bear interest at 9%.

Related party receivables:

Related party receivables represents $47,000 due from a shareholder for remaining balance due on purchase of Commission Junction stock from the Company.

4.          Notes payable:

Note payable, bank:

Note payable, bank, includes borrowings of $200,000 and $242,000 for March 31, 2001 and 2000, respectively, with monthly payments of interest only at an interest rate of 1.5% over prime.  The principal balance was due in June 2001.  The interest rate was 9.5% and 10.5% at March 31, 2001 and 2000, respectively. On June 19, 2001, the Company paid down the note to $150,000 and renegotiated a maturity of July 19, 2002.  The note is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company and a personal guarantee for the entire amount of the credit facility by the same shareholder.

Notes payable, other:

Included in note payable, other, is a $50,000 loan from a shareholder.  The note was due on December 31, 2000 with interest at 10%. The note, as amended, remains in default and includes a guarantee by the Chief Executive Officer to transfer personal shares of Commission Junction stock. In the event of default by the Company, no shares have yet been transferred to satisfy this obligation.

During fiscal 2001, the Company borrowed $10,000 from a mortgage bank maturing on December 31, 2000 and bearing interest at 10%.  The note, with accrued interest, was paid by the Company in June 2001.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

4.          Notes payable (continued):

Notes payable, other (continued):

At March 31, 2000, notes payable, other, also includes borrowings from an unrelated party in the amount of $150,000, with no stated rate of interest.  The note was collateralized by certain equipment.  The Company relinquished control of the equipment prior to 1995.  The amount was due on June 1, 1995 and was written off by the Company as of March 31, 2001 as management believes the statute of limitations has expired.

5.          Convertible debentures:

The Company has issued $385,000 of convertible debentures at interest rates of 8% and 9%.  The conversion features expired between 1993 and 1994.  The Company has not repaid these obligations. As a result, an individual debenture holder has sued the Company for repayment of the debenture claiming that the Company defaulted by not paying agreed-upon monthly interest payments in a timely manner. The Company elected not to defend the suit, thus a default judgement in favor of the debenture holder was awarded.

Interest expense related to these debentures was $32,650 for each of the periods ended March 31, 2001 and 2000.

On January 3, 2000, the Company undertook a private offering of 200 units of subordinate convertible debentures at $5,000 per unit in connection with raising up to $1,000,000 in debt financing.  Each unit is due one year after issuance and is convertible into 1,000 shares of the common stock of the Company at $5.00 per share.  The debentures bear interest at a rate of 9% and were sold solely to accredited investors. Since the Company began this offering, $224,256 of debentures have been sold including $109,256 during the year ending March 31, 2001.  Subsequent to March 31, 2001, these debentures were refinanced with the existing debenture holders, as more fully described in Note 1.

The Company also sold $265,000 of convertible debentures due December 31, 2000.  The debentures bear interest at 10% and are convertible into 1 share of Company stock for each $5 of debt converted.  The conversion right expires July 1, 2003 or 60 days after the debentures are paid.  The Company is in default on the payment of these debentures.  Holders of these debentures were promised one Quickwit, Inc. (a company being developed by the Chief Executive Officer) warrant for each dollar invested.  The warrants are exercisable at $.50 per Quickwit, Inc. stock unit, each unit consisting of one share and an additional detachable warrant that exercises at $1.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

5.          Convertible debentures (continued):

Additionally, holders of $100,000 of these debentures were promised one share of Quickwit, Inc. priced at $.05 per share for each $1 of funds loaned.  Another holder of $100,000 of these debentures was promised one share of Quickwit, Inc. stock for each $1 of funds loaned, a personal guarantee of the payment of the debenture by the Chief Executive Officer of the Company by allowing the holder to hold as collateral 10,000 shares of Commission Junction common stock owned by the Chief Executive Officer. The holder was also granted an option to acquire up to 10,000 shares of the Company owned by the Chief Executive Officer at a price of $1 per share; the estimated value of this enhancement is $15,675 and is recorded as an expense.  The Chief Executive Officer determined after the debenture issuance that the development of Quickwit, Inc. was not feasible; accordingly, no value has been attached to the debenture enhancement related to Quickwit, Inc.  Subsequent to year end $165,000 of these debentures were refinanced with the existing debenture holders, as more fully described in Note 1.  The Company is continuing to negotiate with the holder of the remaining $100,000.

6.     Commitments and contingency:

Operating leases:

The Company rents office space with future minimum lease payments under these operating leases as follows:
Year	Amount
2002	$33,855
2003	26,524
2004	22,400
2005	23,646
2006	24,890
$131,315

Rent expense and related common area maintenance charges under all operating leases for the years ended March 31, 2000 and 2001 were $10,224 and $63,905, respectively.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

6.     Commitments and contingency (continued):

Contingency:

Calendar Capital, Inc. entered into an employment agreement in September of 1993 with its then chief executive officer.  The agreement, which expired in August 1998, called for among other items, a base salary of $120,000 annually with increases of at least 10% per annum as well as granting options to purchase 100,000 shares of common stock each year of the agreement.  The Company is currently in negotiations with the former chief executive officer to settle amounts due under the agreement.  As of March 31, 2001, the maximum potential liability under this agreement is approximately $600,000.  The former chief executive officer is the Company's current special securities counsel.  The Company had accrued $39,230 with respect to the contract, of which $18,631 and $24,631 remained outstanding at March 31, 2001 and 2000, respectively.  The Company believes that it will not incur liability beyond that which is recorded in the financial statements.

7.     Advertising costs:

Advertising costs are expensed as incurred.  Advertising costs for the year ended March 31, 2000 and 2001 were $2,020 and $14,473, respectively.

8.          Income taxes:

The income tax provision consists of the following:

	2000	2001
Current income taxes:
Federal	$2,000	$(1,871)
State	1,300

	3,300	(1,871)
Deferred income taxes:
Federal	(27,587)	(531,000)
State	(8,815)	(177,000)
	(36,402)	(708,000)
Valuation allowance	36,402	708,000
	0	0
Income tax expense (credit)	$3,300	$(1,871)

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

8.          Income taxes (continued):

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.  Temporary differences giving rise to the deferred tax asset consist primarily of net operating loss carryforwards valuation reserves and goodwill amortization.  Temporary differences giving rise to the deferred tax liability consist primarily of the excess of depreciation expense for tax purposes over the amount for financial reporting purposes.

The income tax provision for continuing operations varied from the federal statutory tax rate as follows:

	2000	2001
U.S. statutory rate	(34.00)%	(34.00)%
Equity in net losses of affiliates	22.30	12.50
Goodwill amortization	3.19	5.30
Valuation allowance	9.11	16.20

	0.60%	0.00%

During fiscal years 1990 and 2000, Calendar Capital, Inc. experienced significant ownership changes, resulting in a limitation of future utilization of pre-ownership change net operating losses.  Utilization of net operating losses generated prior to the ownership change in fiscal year 1990 is limited to $68,000 per year plus amounts not utilized in prior years, and $1,020,000 in the aggregate, through the year 2005. Subsequent to this change in ownership, Calendar Capital, Inc. accumulated additional net operating losses and had cumulative losses of approximately $5,000,000 prior to the fiscal year 2000 change in ownership. The Company has not yet determined the amount of these cumulative losses that will be available to offset future taxable income.  Accordingly, no deferred tax asset and related valuation allowance has been recorded relating to these cumulative losses.  The Company has not recomputed its compliance with Section 382 of the Internal Revenue Code since 1990.  As of March 31, 2001, the Company has net operating loss carryforwards of approximately $1,770,000 that will expire beginning in 2020.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

8.     Income taxes (continued):

The components of deferred tax assets and liabilities are as follows:

	2000	2001
Deferred tax liability, temporary differences related to depreciation	$3,551	$4,700
Tax effect of net operating loss carryforwards	(39,953)	(748,700)
Tax effect of future temporary differences and carryforwards	(36,402)	(744,000)
Less net deferred tax asset valuation allowance	36,402	744,000
Net deferred tax asset	$0	$0

The valuation allowance was recorded to reflect the estimated amount of deferred tax assets which may not be realized in future years.

9.          Stock warrants:

The Company has issued warrants to certain debt holders, guarantors, vendors, and an investee in exchange for accepting shares of the Company’s stock as partial consideration for the purchase of the investee's stock.  The fair value of these warrants was recorded as additional paid-in capital.  The Company has also issued warrants to employees.  The Company has issued warrants to purchase Series C Convertible stock at $15 per share as follows:

	2000	2001
Beginning of year	0	35,500
Granted	35,500	1,500
Exercised	0	(9,333)
Expired	0	0
End of year	35,500	27,667
Weighted average remaining life	2.47 yrs.	1.14 yrs.

              Options expire at various dates between January and December of 2002.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

9.     Stock warrants (continued):

During 2001, the Company issued 13,850 warrants for common stock with an average price of $17.29 and expiration dates in 2002.

On October 31, 2000,  the Company issued warrants to purchase 20,100 shares of common stock at $20 per share to holders of warrants for stock in OfficeCause.com, Inc. and Chefinabox, Inc.  The expiration date of these warrants is December 31, 2002.

A summary of the Company's warrant activity for common stock follows:

2001
Beginning of year	0
Granted	33,950
End of year	33,950
Weighted average life	1.74 yrs.
Weighted average exercise price	$18.89

In order to allow an investor to convert 1,667 Series C convertible preferred stock into common stock and not exceed the 700,000 share authorized limit, the Chief Executive Officer, during 2001, canceled 1,273 personal shares of stock. The Chief Executive Officer received no consideration for this transaction.  The Company estimated the fair value of the Chief Executive Officer's stock cancellation at $25,000, the cash value the warrant holder paid.  This amount was credited to additional paid in capital, and $2,800 was charged against stock and additional paid in capital for the original transaction and $22,200 was expensed.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations.  No compensation cost has been recognized for warrants issued to employees when the exercise price of the warrants issued are at least equal to the fair value of the stock on the date of the issue.  Had compensation costs for these warrants been determined consistent with SFAS No. 123, the Company’s net loss would have been unchanged as the warrants were determined to have no fair value on the date of issuance.  The fair value of each warrant for the proforma disclosures required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	None
Expected volatility	None
Expected life of option	3 years
Risk-free interest rate	6.00%

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

10.        Stock options:

The Company has a stock option plan reserving 15% of the outstanding shares of the Company's common stock for future issuance.  Under the terms of this stock option plan, the Company may grant to its employees and consultants options to purchase shares with a term not to exceed ten years.

The Company also has a stock option plan reserving 5,000 shares of the Company's common stock for issuance to outside directors.  Under the terms of this plan, eligible directors receive an option for 250 shares in the first year elected as a director; in subsequent years eligible directors receive an option for 100 shares.  The exercise price of the options shall be 100% of the current market price on the date of the grant.  The term of the options is ten years.

In consideration for providing a loan to the Company during fiscal 2000, the Company issued an option to acquire up to 4,000 shares of Series C Preferred Convertible Stock at $25.00 per share.  The option shall not expire until the later of six months beyond the payoff of the loan or December 31, 2002.  The fair value of this option is included in additional paid-in capital.  The option has not been exercised as of March 31, 2001.

During 2001, the Company issued options to an outside director to purchase 12,500 shares of common stock at $5 per share.  These options expire January 2004.  Since the strike price of the option was higher than the market value of the stock at that time, no expense was recorded by the Company with respect to these warrants.

The Company has also issued options for 41,388 shares of common stock with a weighted average remaining life of 3.4 and 2.4 years at March 31, 2000 and 2001, respectively.  All but 50 expired options are outstanding and exercisable at March 31, 2001.  The weighted average exercise price is $21.89 with a ranging of $3.80 - $145.

Option activity in common stock is:

	2000	2001
Beginning of year	0	41,388
Granted	41,388	12,500
Exercised	0	0
Expired	0	50
End of year	41,388	53,938
Weighted average remaining life	3.4 yrs.	2.5 yrs.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Period from July 1, 1999 (inception) through March 31, 2000
and year ended March 31, 2001

11.        Preferred stock:

The Company's preferred stock consists of Series B Convertible Preferred Stock (Series B) and Series C Convertible Preferred Stock (Series C).

The holders of Series B stock are entitled to receive cumulative dividends at the rate of four percent of the stated value ($10.00) of such shares payable annually, when and if declared by the Board of Directors.  Each share of Series B is convertible at the option of the holder into one share of common stock.  The holders of Series B have one vote per share.  The Series B shares have a liquidation preference of $10.00 per share plus any accumulated and unpaid dividends.  Accumulated and unpaid dividends approximates $247,000 and $211,000 at March 31, 2001 and 2000, respectively.

The holders of Series C stock are not entitled to receive dividends.  Each share of Series C is convertible at the option of the holder into twelve and one-half shares of common stock.  The holders of Series C have twelve and one-half votes per share.  On or after January 1, 2001, the Company may redeem in whole or in part the shares of Series C at a redemption price of $25 per share.  The Series C shares have a liquidation preference of $25 per share.

12.        Reverse stock split:

Effective April 2, 2001, the Company enacted a reverse split of 20 for 1 shares on all classes of stock. All share amounts for 2001 and per-share amounts for both 2000 and 2001 have been restated for this reverse split.