Form 10KSB/A
period 2001-03-31
IQUNIVERSE INC
filed 2001-07-18
CIK 716399

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Subsequent to March 31, 2001, the Company refinanced $389,256 of the outstanding $489,256 convertible subordinated debentures on substantially the same terms and the debentures are due two years after issuance.  The refinancing capitalized approximately $32,100 of accrued and unpaid interest.  The Company is negotiating with a holder of $100,000 of debentures to refinance on substantially the same terms noted above.

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

Stock options to purchase 104,000 and 41,200 shares of common stock at March 31, 2001 and 2000, respectively, were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.  Potential conversion of preferred stock, convertible debentures, and warrants and options to purchase preferred stock, into approximately 3,500,000 and 3,150,000 shares of common stock at March 31, 2001 and 2000, respectively, were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

Reclassification:

The Statement of Operations for the period ended March 31, 2000 has been reclassified to conform with current presentation.  The effect of this reclassification was to increase loss from operations by $225,298 and to increase other income by the same amount. This reclassification had no effect on reported net income or reported per share amounts.

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

The majority shareholder of Chefinabox, Inc. and OfficeCause.com, Inc. was also the Chief Executive Officer and Chairman of the Board of Directors of the Company.  The majority shareholder of OfficeCause.com, Inc., also the Chief Executive Officer of the Company, rescinded his subscription on October 31, 2000 for stock in OfficeCause.com, Inc. and the Company became the sole owner of OfficeCause.com, Inc.  OfficeCause was merged into the Company in fiscal year 2001 with nominal assets and liabilities and this resulted in a gain of $2,648 in the year ended March 31, 2001 statement of operations.  The Company previously wrote-off its investment in OfficeCause.com, Inc.

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

Notes payable, other:

Included in note payable, other, is a $50,000 loan from a shareholder.  The note was due on December 31, 2000 with interest at 10%. The note, as amended, remains in default and includes a guarantee by the Chief Executive Officer to transfer personal shares of Commission Junction stock in the event of default by the Company. No shares have yet been transferred to satisfy this obligation.

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

The income tax provision for continuing operations varied from the federal statutory tax rate as follows:

	2000	2001
U.S. statutory rate	(34.00)%	(34.00)%
Equity in net losses of affiliates	22.30	21.40
Goodwill amortization	3.19	4.10
Valuation allowance	9.11	8.50

	0.60%	0.00%

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

11.        Preferred stock:

The Company's preferred stock consists of Series B Convertible Preferred Stock (Series B) and Series C Convertible Preferred Stock (Series C).

The holders of Series B stock are entitled to receive cumulative dividends at the rate of four percent of the stated value ($10.00) of such shares payable annually, when and if declared by the Board of Directors.  Each share of Series B is convertible at the option of the holder into one share of common stock.  The holders of Series B have one vote per share.  The Series B shares have a liquidation preference of $10.00 per share plus any accumulated and unpaid dividends.  Accumulated and unpaid dividends approximate $247,000 and $211,000 at March 31, 2001 and 2000, respectively.

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