Form 10QSB
period 2001-06-30
IQUNIVERSE INC
filed 2001-08-20
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

For the transition period from _____________ to _____________
Commission file number 012612

IQUNIVERSE, INC.
 (Exact name of small business issuer as specified in its charter)

Minnesota	41-1442918
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identifircation No.)

Riverplace, 65 Main Street SE, Suite 136
Minneapolis, MN 55414
(Address of Principal Executive Officer)

(612) 676-1436
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
648,821

IQUNIVERSE, INC.

CONDENSED BALANCE SHEET – JUNE 30, 2001
(Unaudited)

Assets:
Current assets:
Cash	$32,181
Related party receivables	30,000
Prepaid and other	19,179

Total current assets	81,360

Property and equipment, net of accumulated depreciation of $10,659	30,143
Investments, net of valuation allowance of $495,000	434,500
Goodwill, net of accumulated amortization and write-off of $325,013

464,643

Total assets	$546,003

Liabilities and shareholders' equity:
Current liabilities:
Note payable, bank	$150,000
Notes payable, other	50,000
Convertible debentures	727,500
Convertible subordinate debentures	100,000
Accounts payable	58,395
Accrued expenses	288,111
Due to related party	731,282

Total current liabilities	2,105,288

Convertible subordinate debentures	424,407

Shareholders' equity (deficiency):
Preferred stock:
Series B convertible	882
Series C convertible	2,000
Common stock	6,488
Additional paid-in capital	906,485
Stock subscriptions receivable	(124,000)
Accumulated deficit	(2,775,547)

(1,983,692)

Total liabilities and shareholders' equity	$546,003

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2000 and 2001
(Unaudited)

	2000	2001

Related party management and consulting revenue	$47,937	$0

General and administrative expenses	310,554	211,070
Equity in losses of affiliated companies	26,335

Loss from operations	(288,952)	(211,070)

Interest:
Income	14,453	509
Expense	(25,000)	(42,782)

	(10,547)	(42,273)

Net loss	$(299,499)	$(253,343)

Loss per common share, basic and diluted	$(.46)	$(.39)

Weighted average number of common shares, basic and diluted	648,821	648,821

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30, 2000 and 2001
(Unaudited)

	2000	2001

Cash flows from operating activities:
Net loss	$(299,499)	$(253,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,551	1,991
Amortization	16,251
Equity in losses of affiliated companies	26,335
Change in operating assets and liabilities:
Prepaid and other	(38,105)	(567)
Accounts payable	(8,959)	23,887
Accounts payable, related party		(48,460)
Accrued expenses	6,427	(4,568)

Net cash (used in) operating activities	(295,999)	(281,060)

Cash flows used in investing activities:
Purchase of property and equipment	(9,796)
Investments:
Cash (paid) received for investments	(170,000)	30,000
Advances to affiliates	(170,127)

Net cash (used in) provided by investing activities	(349,923)	30,000

Cash flows from financing activities:
Proceeds from:
Note payable, bank	8,000
Notes payable, other	40,000
Advances from related party	230,002	13,188
Convertible debentures	363,000	329,500
Payments on notes payable, other	(10,000)	(10,000)
Payments on notes payable, bank		(50,000)

Net cash provided by financing activities	631,002	282,688

Net increase (decrease) in cash	(14,920)	31,628

Cash, beginning	22,040	553

Cash, ending	$7,120	$32,181

See notes to condensed financial statements.

	2000	2001

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,528	$7,067

Supplemental schedule of non-cash investing and financing activities:

Accrued interest converted to debt		$35,151

See notes to condensed financial statements.

IQUNIVERSE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended June 30, 2000 and 2001
(Unaudited)

1.          Summary of significant accounting policies:

Nature of operations:

IQUniverse, Inc. (Company) formerly known as Calendar Capital Inc. dba Entrenaut, Inc. located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing Internet-related businesses.  Initially, the plan was to incubate development-stage companies through management oversight of a concept, cooperative partnership, or passive investment.  By March 31, 2001, the Company had refocused its business from an Internet incubator to a developer and operator of a business concept utilizing the Internet as a tool to provide products and services to institutions of higher learning and their students.  Using a software developed by a former investee, the Company has established IQTrust, a customized online shopping mall accessed through college Web sites.  The Company's business plan included the development of additional products and services for the higher education market.  On June 1, 2001, the Company entered into a letter of intent with Mr. Chris Schmidt, CEO of Microsell, Inc., to acquire the IQSoftware concept and related intellectual property and software.  A feasibility study conducted in early August 2001 concluded that assumptions necessary to support the business plan are not feasible at this time.  The Company is currently reviewing additional business opportunities with Mr. Schmidt and a business plan for IQUniverse.

Interim financial statements:

The condensed financial statements of the Company for the three months ended June 30, 2000 and 2001 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000 and 2001 and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financials statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for March 31, 2001 filed with the Securities and Exchange Commission.

The results of operations for the three months ended June 30, 2000 and 2001 are not necessarily indicative of the results to be expected in a full year.

Basis of presentation:

The Company’s financial statements for the three months ended June 30, 2000 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of approximately $2.8 million through June 30, 2001 and will incur additional costs as it continues to develop and market its operations.  The Company is in default on some of its debt obligations and a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s ability to continue as a going concern is largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital.  As a result, the Company might not be able to continue as a going concern.

The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

2.          Convertible debentures:

Refinancing:

During April and May, 2001, the Company refinanced $424,407 of the outstanding $524,407 convertible subordinated debentures.  The refinancing capitalized $35,151 of accrued and unpaid interest.  The interest rate on the new debentures is 10%. The Company is negotiating with the holder of $100,000 of debentures to refinance on substantially the same terms noted above.

Issuance:

During May and June 2001, the Company issued $342,500 of convertible debentures.  The debentures bear interest at 8%.  Each 10,000 of debentures are convertible into 20,000 shares of Common Stock and 10,000 Warrants for additional shares at $1.50 per share.  The Warrants expire 3 years from conversion. The Common Share conversion option is limited to a period ending no later than January 1, 2002, after which time they are convertible at the lower of $2 or 80% of the previous 90 day average price.  The debentures have no stated maturity date.

3.          Related parties:

Crawford Capital Corp.:

During the three months ended June 30, 2001, the Company paid for office space and telephone used by Crawford Capital Corp., which is owned by the Chief Executive Office of the Company.  Since substantially all of Crawford Capital Corp.'s operations relate to IQUniverse, this amount, or $12,773, is included in general and administrative expense.

Related party receivables:

Related party receivables consists of $17,000 due from a shareholder for the remaining balance due on purchase of Commission Junction stock from the Company and $13,000 due from another shareholder for the remaining balance due on purchase of a convertible debenture.

4.          Note payable, bank:

Note payable, bank, includes borrowings of $250,000 and $150,000 at June 30, 2000 and 2001, respectively, with monthly payments of interest only at an interest rate of 1.5% over prime.  On June 19, 2001, the Company paid down the note to $150,000 and renegotiated a maturity of July 19, 2002.  The note is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company and a personal guarantee for the entire amount of the credit facility by the same shareholder.

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

             At fiscal year end, March 31, 2001, the Company had refocused its business model away from that of an incubator and holding company for Internet-related concepts and companies and redefined its mission as using the Internet as a tool to provide students and schools with value-added products and services.  The Company had established its first product offering, IQTrust, an online shopping mall that generated rebates on transactions made on the Internet.  The test market for this product led management to believe that a higher value-added solution would be a suite of tools that supported learning needs for students and institutions of higher learning.  The Company moved to reposition itself and sought to incorporate its original e-commerce and affiliate marketing capability into a new tool set that included software solutions, storage and research tools.

             To support its new strategy, IQUniverse signed a letter of intent with a strategic partner on June 1, 2001 to acquire the IQSoftware concept and related intellectual property and software, as well as the entering into of an agreement for the partner to provide the entire “back end” services necessary to provide the product to end users.  The letter of intent was subject to a satisfactory feasibility study.  In early August, 2001, it was determined pursuant to the results of the feasibility study that certain of the underlying assumptions necessary to support the business plan were not valid and that the execution of the business plan was not feasible at this time.

             As a result, the Company is exploring alternative business strategies in order to bring a revenue producing concept on line at the earliest practicable date. Failure to identify an operating business model will hamper the Company’s ability to raise additional capital from outside sources in which case the Company would have to continue to rely on personal funding from Paul Crawford, the Company’s CEO, and the sale of assets.

Part II - Other Information

Item 1.  Legal Proceedings.

             As of the date hereof, the Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

             There are no changes to report in the first quarter of 2001.

Item 3.  Defaults Upon Senior Securities.

             (a)   See _______ to the condensed consolidated financial statements filed herewith.

             (b)   See _______ to the condensed consolidated financial statements filed herewith.

Item 4.  Submission of Matters to a Vote of Security Holders.

             No matters were submitted to security holders during the first quarter of 2001.

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	EXHIBITS
N/A
(b)	Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the first quarter of the Company's fiscal year. A filing on Form 8-K was made on August 9, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQUNIVERSE, INC.
By:	/s/ Paul D. Crawford
Paul D. Crawford
Its: Chief Executive Officer

Date:    August 20, 2001