Form 10QSB
period 2001-09-30
IQUNIVERSE INC
filed 2001-11-19
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

For the transition period from _____________ to _____________

Commission file number 012612

IQUNIVERSE, INC.
 (Exact name of small business issuer as specified in its charter)

Minnesota	41-1442918
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Riverplace, 65 Main Street SE, Suite 141
Minneapolis, MN 55414
(Address of Principal Executive Officer)

(612) 362-8411
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

PART I – Financial Information

ITEM 1. Financial Statements

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended September 30, 2000 and 2001

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2000	2001	2000	2001

Related party management and consulting revenue	$47,937

General and administrative expenses	$514,565	162,393	$825,119	$374,462

Write off of investments	615,790		615,790
Equity in losses of affiliated companies	21,698		48,033

Loss from operations	(1,152,053)	(162,393)	(1,441,005)	(374,462)

Other income (expenses):
Interest
Income	10,320	521	24,773	1,030
Expense	(40,224)	(45,940)	(65,224)	(88,722)
Gain on disposal of investments		29,750		29,750
Miscellaneous		(7,402)		(6,403)

Net loss	$(1,181,957)	$(185,464)	$(1,481,456)	$(438,807)

Loss per common share, basic and diluted	$(1.82)	$(.29)	$(2.28)	$(.68)

Weighted average number of common shares, basic and diluted	648,821	648,821	648,821	648,821

See accompanying notes

IQUNIVERSE, INC.

CONDENSED BALANCE SHEET – SEPTEMBER 30, 2001

(unaudited)

Assets:
Current assets:
Cash	$20,971
Prepaid and other	16,897

Total current assets	37,868

Property and equipment, net of accumulated depreciation of $12,375	30,578
Investments, net of valuation allowance of $495,000	418,250

448,828

Total assets	$486,696

Liabilities and shareholders' equity:
Current liabilities:
Note payable, bank	$150,000
Notes payable, other	50,000
Convertible debentures	802,500
Convertible subordinated debentures	100,000
Accounts payable	73,758
Accrued expenses	384,294
Due to related party	670,893

Total current liabilities	2,231,445

Convertible subordinated debentures	424,407

Shareholders' equity (deficiency):
Preferred stock:
Series B convertible	882
Series C convertible	2,000
Common stock	6,488
Additional paid-in capital	906,485
Stock subscriptions receivable	(124,000)
Accumulated deficit	(2,961,011)

(2,169,156)

Total liabilities and shareholders' equity	$486,696

See accompanying notes

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30, 2000 and 2001

(unaudited)

	2000	2001
Cash flows from operating activities:
Net loss	$(1,481,456)	$(438,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,356	3,972
Amortization	292,512
Gain on disposal of investment		(29,750)
Loss on sale of equipment		77
Equity in losses of affiliated companies	48,033
Warrant value adjustment	(2,086)
Write-off investments	615,790
Changes in operating assets and liabilities:
Prepaid and other	(20,015)	1,715
Accounts payable	(35,601)	31,548
Accrued expenses	15,799	54,269

Net cash used in operating activities	(563,668)	(376,976)

Cash flows from investing activities:
Purchase of equipment	(10,507)
Proceeds from sale of equipment		507
Investments:
Cash (paid for) received from investments	(170,000)	17,000
Advances to affiliates	(216,641)

Net cash (used in) provided by investing activities	(397,148)	17,507

Cash flows from financing activities:
Proceeds from:
Note payable, bank	8,000
Notes payable, other	40,000
Advances from related party	527,220
Convertible debentures	373,750	447,500
Payments on:
Notes payable, other	(10,000)	(10,000)
Notes payable, bank		(50,000)
Advances from related party		(7,613)

Net cash provided by financing activities	938,970	379,887

See accompanying notes

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30, 2000 and 2001

(unaudited)

	2000	2001

Net increase (decrease) in cash	(21,846)	20,418
Cash, beginning	22,040	553

Cash, ending	$194	$20,971

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,528	$7,067

Supplemental schedule of non-cash investing and financing activities:

Accrued interest converted to debt		$35,151

Equipment purchased:
Increase in accounts payable		$2,500
Advance from related party		500

Total purchase price		$3,000

Sale of investment:
Original cost of investment		$21,250
Gain on sale		29,750

Total proceeds, paid to related party to reduce related party debt		$51,000

See accompanying notes

IQUNIVERSE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended September 30, 2000 and 2001

(unaudited)

1.     Summary of significant accounting policies:

Nature of operations:

IQUniverse, Inc. (Company) formerly known as Calendar Capital Inc. dba Entrenaut, Inc. located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing Internet-related businesses.  By March 31, 2001, the Company had refocused its business to a concept utilizing the Internet as a tool to provide products and services to institutions of higher learning.  On June 1, 2001, the Company entered into a letter of intent to acquire a related concept and intellectual property and software.  A feasibility study conducted in early August 2001 concluded that assumptions necessary to support the business plan were not feasible at this time.  On October 8, 2001, the Company entered into a letter of intent with Wireless Ronin Technologies, Inc., a developer of a wireless, hand-held computer for industrial and business applications.  Under the terms of the agreement, Wireless Ronin will acquire the Company through a reverse merger with the Company being the surviving corporation.  The letter of intent is contingent upon the Company raising $500,000 of working capital and shareholder approval.  In conjunction with the reverse merger, subordinated debentures and convertible preferred stock will be the converted to common stock and Paul Crawford, Chief Executive Officer of the Company, will purchase substantially all of the existing assets of the Company by assuming all liabilities of the Company, excluding convertible debentures.

Interim financial statements:

        The condensed financial statements of the Company for the three and six months ended September 30, 2000 and 2001 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000 and 2001 and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.

                Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for March 31, 2001 filed with the Securities and Exchange Commission.

        The results of operations for the six months ended September 30, 2000 and 2001 are not necessarily indicative of the results to be expected in a full year.

Basis of presentation:

The Company’s financial statements for the six months ended September 30, 2000 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of approximately $2.9 million through September 30, 2001 and will incur additional costs as it continues to define its business.  The Company is in default on some of its debt obligations and a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s ability to continue as a going concern is largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital.  As a result, the Company may not be able to continue as a going concern.

The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

Reclassifications:

        Certain reclassifications have been made to the September 30, 2000 financial statements to conform with classifications used at September 30, 2001.

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

Issuances:

      During May and June 2001, the Company issued $342,500 of convertible debentures.  Most  debentures do not include a stated interest rate but interest is being imputed at 8%.  Each debenture is convertible into common stock at $.35 per share.  The right to convert at $.35 per share expires 90 days after the shareholders approve an increase in authorized shares after which time the debentures are convertible at the lower of $2 or 80% of the previous 90 day average price.  There is no stated due date for the debentures.

        During July 2001, the Company issued a $15,000 convertible debenture with a stated interest rate of 8%.  The debenture is convertible into common stock at $.75 per share.  The right to convert at $.75 per share expires 90 days after the shareholders approve an increase in authorized shares after which time the debenture is convertible at the lower of $2 or 80% of the previous 90 day average price.  The debenture includes a three year warrant to purchase another share at $1.50 per share.  There is no stated due date for the debenture.  Subsequent to September 30, 2001 the conversion rate was reduced to $.50 per share.

        During September 2001, the Company issued $60,000 of convertible debentures with stated interest rates of 8%.  $40,000 of debentures are convertible into common stock at $.75 per share and the remaining $20,000 of debentures are convertible at $.50 per share.  The right to convert expires 90 days after the shareholders approve an increase in authorized shares after which time the debenture is convertible at the lower of $2 or 80% of the previous 90 day average price.  The debentures include a three-year warrant to purchase another share at $1.50 per share.  These debentures are collateralized by certain assets owned by Paul Crawford, Chief Executive Officer of the Company.  There is no stated due date for the debentures.  Subsequent to September 30, 2001 the conversion rate for the $40,000 debentures was reduced to $.50 per share.

3.     Related parties:

Crawford Capital Corp.:

During the three and six months ended September 30, 2001, the Company paid for office space and telephone used by Crawford Capital Corp., which is owned by the Chief Executive Officer of the Company.  Since substantially all of Crawford Capital Corp.'s operations relate to IQUniverse, these amounts, $9,620 and $22,393, respectively, are included in general and administrative expense.

Related party advances:

On September 21, 2001, the Company sold 4,250 shares of its investment in Commission Junction, realizing a gain of $29,750.  The total proceeds of $51,000 were paid directly to Paul Crawford, Chief Executive Officer of the Company, and used to reduce the amounts advanced by him to the Company.

Accrued expenses:

Included in accrued expenses at September 30, 2001 is approximately $66,000 of accrued interest and other amounts due to Paul Crawford.

4.     Note payable, bank:

Note payable, bank, includes borrowings of $250,000 and $150,000 at September 30, 2000 and 2001, respectively, with monthly payments of interest only at an interest rate of 1.5% over prime. The note is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company and a personal guarantee for the entire amount of the credit facility by the same shareholder.  On August 29, 2001, the bank was granted additional collateral in the form of all shares of Commission Junction stock owned by the Company.

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

At fiscal year end, March 31, 2001, the Company had refocused its business model away from that of an incubator and holding company for Internet-related concepts and companies and redefined its mission as using the Internet as a tool to provide students and schools with value-added products and services. To support its new strategy, IQUniverse signed a letter of intent with a strategic partner on June 1, 2001 to acquire the IQSoftware concept and related intellectual property and software, as well as the entering into an agreement for the partner to provide the entire "back end" services necessary to provide the product to end users.  The letter of intent was subject to a satisfactory feasibility study.  In early August, 2001, it was determined pursuant to the results of the feasibility study that certain of the underlying assumptions necessary to support the business plan were not valid and that the execution of the business plan was not feasible at this time.

On October 8, 2001, the Company announced that it had entered into a letter of intent with a strategic partner that designs a market-ready wireless handheld computer with an open platform that provides flexibility, familiarity, and expandability for the mobile workforce.  On November 8, 2001, that letter of intent was restructured to provide an extended time period for completion of the financial arrangements.  It is anticipated that the two companies will merge, with the Company to be the surviving corporation. Under the terms of the letter of intent, the merger is subject to shareholder approval and the recapitalization of the Company including the ability to provide an initial $500,000 in additional working capital by December 15, 2001.

Should the arrangements contemplated in the letter mentioned above and the exclusive rights granted pursuant to these arrangements not be successful, the Company will look for other merger candidates and will continue to explore alternative business strategies in order to bring a revenue-producing concept on line at the earliest practicable date.  Failure to identify an operating business model will hamper the Company’s ability to raise additional capital from outside sources in which case the Company would have to continue to rely on personal funding from Paul Crawford, the Company’s CEO, and the sale of assets.

Part II - Other Information

Item 1.  Legal Proceedings.

             As of the date hereof, the Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

             There are no changes to report in the second quarter of 2001.

Item 3.  Defaults Upon Senior Securities.

             See condensed financial statements filed herewith.

Item 4.  Submission of Matters to a Vote of Security Holders.

             No matters were submitted to security holders during the second quarter of 2001.

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	EXHIBITS
N/A
(b)	Reports on Form 8-K: The Company filed one current report on Form 8-K during the second quarter of the Company's fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQUNIVERSE, INC.

By:	/s/ Paul D. Crawford
Paul D. Crawford, Chief Executive Officer

Date:    November 14, 2001