Form 10QSB
period 2001-12-31
IQUNIVERSE INC
filed 2002-02-19
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

For the transition period from                      to

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

PART I — Financial Information

ITEM 1. Financial Statements

IQUNIVERSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET — DECEMBER 31, 2001

Assets:
Current assets:
Cash	$20,859
Prepaid and other	18,700

Total current assets	39,559

Property and equipment, net of accumulated depreciation of $14,088	27,959
Investments	413,250

441,209

Total assets	$480,768

Liabilities and shareholders’ equity:
Current liabilities:
Note payable, bank	$150,000
Notes payable, other	70,000
Convertible debentures	100,000
Convertible subordinate debentures	951,750
Accounts payable	113,590
Accrued expenses	346,798
Due to related parties	764,757

Total current liabilities	2,496,895

Convertible subordinate debentures	424,407

Shareholders’ equity:
Preferred stock:
Series B convertible, $.01 par value, 100,000 shares authorized; 88,160 shares issued and outstanding	882
Series C convertible, $.01 par value, 200,000 shares authorized; 200,000 shares issued and outstanding	2,000
Common stock, $.01 par value, 700,000 shares authorized; 648,821 shares issued and outstanding	6,488
Additional paid-in capital	906,485
Stock subscriptions receivable	(124,000)
Accumulated deficit	(3,232,389)

(2,440,534)

Total liabilities and shareholders’ equity	$480,768

See notes to condensed consolidated financial statements.

IQUNIVERSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2000		December 31, 2001
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
Related party management and consulting fees		$189,113
Less direct costs	$(16,565)	(157,741)

Net sales	(16,565)	31,372

General and administrative expenses	(303,807)	(1,122,926)	$(62,213)	$(436,675)
Gain on sale of investments	156,860	156,860		29,750
Loss due to revaluation and write-down of impaired assets		(621,790)	(160,000)	(160,000)
Equity in losses of affiliated companies	2,648	(45,385)

Loss from operations	(160,864)	(1,601,869)	(222,213)	(566,925)

Other income (expenses):
Interest:
Income	4,434	29,207	498	1,527
Expense	(34,215)	(99,439)	(50,362)	(139,084)
Miscellaneous			700	(5,703)

Net loss	$(190,645)	$(1,672,101)	$(271,377)	$(710,185)

Loss per common share, basic and diluted	(.29)	(2.58)	(.42)	(1.09)

Weighted average number of common shares, basic and diluted	648,821	648,821	648,821	648,821

See notes to condensed consolidated financial statements.

IQUNIVERSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	December 31,	December 31,
	2000	2001
Cash flows from operating activities:
Net loss	$(1,672,101)	$(710,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant value adjustment	(2,086)
Depreciation	5,312	6,003
Company expenses incurred by the Chief Executive Officer	87,875
Amortization	292,512
Revaluation and write-down of investments	621,790	160,000
Equity in losses of affiliated companies	45,385
Gain on disposal of investment	(156,860)	(29,750)
Loss on sale of equipment		165
Change in operating assets and liabilities:
Prepaid and other	(18,038)	(88)
Accounts payable	(83,103)	71,380
Accrued expenses	28,593	16,773

Net cash used in operating activities	(850,721)	(485,702)

Cash flows from investing activities:
Purchase of property and equipment	(13,272)
Proceeds from sale of equipment		1,007
Investments made	(392,641)	(155,000)
Proceeds from sale of investment stock	270,860	17,000

Net cash used in investing activities	(135,053)	(136,993)

Cash flows from financing activities:
Proceeds from:
Note payable, bank	8,000
Notes payable, other	40,000	20,000
Advance from related parties	609,859	86,251
Convertible debentures	374,256	596,750
Warrants exercised	25,000
Payments on:
Notes payable, other	(30,000)	(10,000)
Note payable, bank	(50,000)	(50,000)

Net cash provided by financing activities	977,115	643,001

See notes to condensed consolidated financial statements.

IQUNIVERSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	December 31,	December 31,
	2000	2001
Net increase (decrease) in cash	$(8,659)	$20,306

Cash, beginning	22,040	553

Cash, ending	$13,381	$20,859

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,225	$16,352

Supplemental schedule of non-cash investing and financing activities:

Accrued interest converted to debt		$35,151

Equipment purchased:
Increase in accounts payable		2,500
Advance from related party		500

Total purchase price		$3,000

Sale of investment:
Original cost of investment		$21,250
Gain on sale		29,750

Total proceeds, paid to related party to reduce related party debt		$51,000

See notes to condensed consolidated financial statements.

IQUNIVERSE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended December 31, 2000 and 2001

1.     Summary of significant accounting policies:

Nature of operations and subsequent event:

IQUniverse, Inc. (Company) formerly known as Calendar Capital Inc. dba Entrenaut, Inc. located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing Internet-related businesses.  Initially, the design was to incubate development-stage companies.   By March 31, 2001, the Company had refocused its business to a developer and operator of a single business concept utilizing the Internet as a tool to provide products and services to institutions of higher learning and their students.  Using a software developed by a former investee, the Company established IQTrust, a customized online shopping mall accessed through college Web sites. A feasibility study conducted in early August 2001 concluded that assumptions necessary to support IQTrust and related products were not feasible at this time.

On October 8, 2001, the Company entered into a letter of intent to merge with Wireless Ronin Technologies, Inc. (Wireless Ronin), a developer of a wireless, hand-held computers for industrial and business applications and currently a development stage enterprise with no sales revenue since its inception in March 2000.  On February 6, 2002, the Company entered into a definitive agreement whereby the Company would acquire Wireless Ronin in a transaction contemplated to be completed prior to or on March 31, 2002.  Under the terms of the agreement, the Company would form a wholly owned subsidiary to acquire all of the assets and assume the liabilities of Wireless Ronin in exchange for 1,300 share of Series D voting convertible preferred stock, to be issued by the Company.  The Series D stock will be unregistered and convertible into 13,000,000 shares of the Company’s common stock representing approximately 75% of the Company’s common stock upon conversion.  The acquisition will be accounted for as a reverse merger.  The agreement is contingent upon consent of Wireless Ronin’s shareholders and satisfactory due diligence.

Interim financial statements:

The condensed financial statements of the Company for the three and nine months ended December 31, 2000 and 2001 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of December 31, 2000 and 2001 and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for March 31, 2001 filed with the Securities and Exchange Commission.

                        The results of operations for the nine months ended December 31, 2000 and 2001 are not necessarily indicative of the results to be expected in a full year.

Basis of presentation:

The Company’s financial statements for the nine months ended December 31, 2000 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of approximately $3.2 million through December 31, 2001 and will incur additional costs as it continues to define its business.  The Company is in default on some of its debt obligations and a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s ability to continue as a going concern is largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital to support its operational needs.  As a result, the Company may not be able to continue as a going concern.

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

Issuances:

                        During May and June 2001, the Company issued $342,500 of convertible debentures.  Most  debentures have an unstated interest rate.  Interest is being imputed at 8%.  Each 10,000 of debentures are convertible into 20,000 shares of Common Stock and 10,000 Warrants for additional shares at $1.50 per share.  The Warrants expire 3 years from conversion.  The Common Share conversion option is limited to a period ending no later than January 1, 2002, after which time they are convertible at the lower of $2 or 80% of the previous 90 day average price.  There is no stated due date for the debentures.

                        During July 2001, the Company issued a $15,000 convertible debenture with a stated interest rate of 8%.  The debenture is convertible into common stock at .75 per share.  The debenture was redeemed in October 2001 when the investor made an additional debenture purchase.

                        During September, October and November 2001, the Company issued $134,000 of convertible debentures with stated interest rates of 8% and convertible at .50 per share.  The right to convert expires 90 days after the shareholders approve an increase in authorized shares after which time the debenture is convertible at the lower of $2 or 80% of the previous 90 day average price.  The debentures include a three-year warrant to purchase another share at $1.50 per share.  These debentures are collateralized by certain investment assets owned by Paul Crawford, Chief Executive Officer of the Company.  There is no stated due date for the debentures.

                        During October, November and December, 2001, the Company issued $90,250 of convertible debentures of which most debentures have stated interest rates of 8%.  $30,250 of the debentures do not have a stated interest rate, and interest is being imputed at 8%.  The right to convert expires 90 days after the shareholders approve an increase in authorized shares after which time the debenture is convertible at the lower of $2 or 80% of the previous 90 day average price.  The debentures include a two-year warrant to purchase another share at $1.50 per share.

3.     Related parties:

Crawford Capital Corp.:

During the three and nine months ended December 31, 2001, the Company paid for office space and telephone use by Crawford Capital Corp., which is owned by the Chief Executive Officer of the Company.  Since substantially all of Crawford Capital Corp.’s operations relate to IQUniverse, these amounts $5,303 and $27,697, respectively, are included in general and administrative expense.

Related party advances:

On September 21, 2001, the Company sold 4,250 shares of its investment in Commission Junction, realizing a gain of $29,750.  The total proceeds of $51,000 were paid directly to Paul Crawford, Chief Executive Officer of the Company, and used to reduce the amounts advanced by him to the Company.

ITEM 2.  Plan of Operations

                On February 6, 2002, the Company entered into a definitive Agreement and Plan of Reorganization whereby the Company through its wholly owned subsidiary IQUniverse Acquisition Corp. will acquire all of the assets and assume the liabilities of Wireless Ronin Technologies, Inc. (“Wireless Ronin”), a Minnesota corporation, in exchange for one thousand three hundred (1,300) shares of voting convertible preferred stock to be designated Series D Voting Convertible Preferred Stock at the time of its creation, which creation shall be simultaneous with the closing on the acquisition.  The Series D Voting Convertible Preferred Stock will be convertible into thirteen million (13,000,000) shares of the Company’s common stock and carries voting rights on an as-converted basis.

                Wireless Ronin has designed a market-ready wireless handheld computer called the freedomPORT™ with an open platform that provides flexibility, familiarity, and expandability for the mobile workforce.  Based on the familiar and enterprise-compatible Microsoft® Windows® CE 3.0 operating system, freedomPORT easily connects to the Internet through virtually any existing wireless handset, landline or LAN.  Utilizing resident software or accessing virtually any Web-based software without limitation or restriction, it can perform the wide variety of tasks typically relegated to larger laptop computers.  Unique hardware and software design gives users enhanced productivity by enabling the sending and receiving of full graphic and text-based content (including e-mail messages with attachments).  From managing contact lists to checking inventory, reviewing patient profiles or organizing schedules, users have the power and convenience of full mobility.

                The acquiring subsidiary of the Company will be renamed Wireless Ronin Technologies, Inc.  All employees of Wireless Ronin will remain with the Company.  The closing of the acquisition is still subject to the finalization of certain due diligence schedules and a vote of the shareholders of Wireless Ronin who are entitled to dissenters rights, although the majority of the shares of Wireless Ronin are held by its founder, John Behr, who is a party to the Agreement.  The acquired assets are primarily intangible intellectual property including software design, copyrights, trademark and service marks, trade names and trade secrets as well as business plans, licenses, good will and potential customer lists.

                As a result of the acquisition, the previous shareholders of Wireless Ronin Technologies, Inc. will own the majority of the Company’s common stock (approximately 75%) upon conversion of the Series D Convertible Preferred Stock and will have immediate voting control.  Mr. Behr will have approximately 35% of the voting control and will be the largest individual shareholder. However, no change in the Officers or Directors of the Company will take place until a future date if at all.

                The Company now intends to turn its full attention and resources to the financing, production and sale of the Wireless Ronin product as well as the development of an enhanced product line.  It will be necessary for the Company to raise substantial additional working capital to enable it to meet its operational goals.  If the Company is not successful in its fund raising efforts, the generation of revenues for the Wireless Ronin product could be significantly delayed and the enterprise could ultimately fail.

                Audited financial statements of Wireless Ronin Technologies, Inc. will be filed within 60 days pursuant to Item 7 of Form 8-K.

PART II - Other Information

Item 1.  Legal Proceedings.

                As of the date hereof, the Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

                There are no changes to report in the third quarter of 2001.

Item 3.  Defaults Upon Senior Securities.

                See condensed financial statements filed herewith.

Item 4.  Submission of Matters to a Vote of Security Holders.

                No matters were submitted to security holders during the third quarter of 2001.

Item 5.  Other Information.

                See Part I, Item 2.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	EXHIBITS

10.34

Agreement and Plan of Reorganization by and between IQUniverse, Inc., as Parent, IQUniverse Acquisition Corp., as Newco, Wireless Ronin Technologies, Inc., as Seller, and John Behr, as Majority Shareholder

(b)	Reports on Form 8-K: The Company filed one current report on Form 8-K during the third quarter of the Company’s fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQUNIVERSE, INC.

By: /s/ Paul D. Crawford
Paul D. Crawford, Chief Executive Officer

Date: February 15, 2002