Form 10KSB
period 2002-03-31
IQUNIVERSE INC
filed 2002-07-15
CIK 716399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended March 31, 2002

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                 to

Commission File Number 0-12612

IQUniverse, Inc.

(Exact name of Small Business Issuer in its Charter)

Minnesota	41-1442918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Riverplace

65 Main Street SE, Suite 141

Minneapolis, Minnesota 55414

(Address of principal executive offices)

(612) 676-1436

(Issuer’s Telephone Number, Including Area Code)

Former name, if applicable: Calendar Capital, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were -$0-.

The aggregate market value of the shares of common stock as of March 31, 2002 (based upon a bid price of $1.01 per share) held by nonaffiliates of the registrant was approximately $655,879.86.

Transitional Small Business Disclosure Format:  Yes   ☐    No   ☒

As of March 31, 2002, there were 649,386 shares of common stock outstanding.

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

In December 1994, lacking any operating capital, the Company closed down its offices, released its remaining employees and ceased operations.  The Company remained dormant until July 1999.

In July 1999, a new Board of Directors was appointed which arranged for a cash infusion sufficient to bring the Company current in its obligations as a public company and elected new officers and directors.  The Board then arranged for the acquisition of a privately-held company known as Internet Holdings, Ltd. Effective January 1, 2000, Calendar Capital, Inc. entered into a stock exchange agreement to acquire all of the outstanding common stock of Internet Holdings, Ltd. in what was eventually finalized as a reverse merger effective April 5, 2001. The acquired business was renamed Entrenaut, Inc. after the acquisition and operated as a subsidiary of Calendar Capital, Inc.

In September 2000 Entrenaut acquired 100% of the equity in OfficeCause, Inc. The name of OfficeCause was changed to IQ Trust, Inc. and IQ Trust and Entrenaut were merged. The survivor was renamed IQ Universe, Inc.

On April 5, 2001 IQUniverse was merged into Calendar Capital, Inc. and the surviving corporation was renamed IQUniverse, Inc. The Company now trades on the OTCBB under the symbol IQUN.

Business of the Issuer

IQUniverse currently has no operations. Previously the Company sought to build and market a customized online shopping mall targeted at the higher education market that was accessed through college web sites. In spite of positive test results at two Beta sites the Company was ultimately unable to create the necessary critical mass to yield a viable business and did not have the capital to continue pursuing the concept.

On February 6, 2002 the Company entered into an Asset Purchase Agreement with Wireless Ronin Technologies, Inc. (“WRT”) whereby a newly formed subsidiary of IQ Universe will purchase all of the assets and assume certain liabilities of WRT in exchange or 13,000,000 shares of IQUniverse, Inc. Common Stock.  The closing of the acquisition is contingent upon the shareholders of IQUniverse authorizing sufficient common stock to finalize the purchase and the holders of Series B and Series C Preferred Stock stock agreeing to waive their liquidation rights. A shareholders meeting is planned for mid-August 2002.

Wireless Ronin has designed a market-ready wireless handheld computer called the freedomPORT™ with an open platform that provides flexibility, familiarity, and expandability for the mobile workforce. Based on the familiar and enterprise-compatible Microsoft® Windows® CE 3.0 operating system, freedomPORT™ easily connects to the Internet through virtually any existing wireless handset, landline or LAN. Utilizing resident software or accessing virtually any Web-based software without limitation or restriction, it can perform the wide variety of tasks typically relegated to larger laptop computers. Unique hardware and software design gives users enhanced productivity by enabling the sending and receiving of full graphic and text-based content (including e-mail messages with attachments). From managing contact lists to checking inventory, reviewing patient profiles to organizing schedules, users have the power and convenience of full mobility.

If the acquisition is closed as anticipated the new subsidiary will continue to operate as Wireless Ronin, Inc. As such it will constitute the core business of the Company. The acquisition will result in the current shareholders of WRT becoming the controlling shareholders of the Company.

Through June 2002, the Company has advanced $535,000 with interest at 8% in loans to WRT to provide it with working capital for product development and marketing.

Personnel

IQUniverse, Inc. employs only its Chief Executive Officer, Paul Crawford.  The Company utilizes the services of various consultants on a project basis.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company maintains its offices at 65 Main Street SE, Minneapolis, Minnesota.  At that address the Company directly leases 2,489 square feet for $3,629.79 per month (including CAM) pursuant to a lease expiring March 31, 2006.  In addition, the Company has assumed the lease payment on 1,800 square feet also leased to Crawford Capital and previously used by Entrenaut, Inc.  This space is subject to a lease expiring August 31, 2002 at a rental of $2,347.91 per month (including CAM).  Currently one-half or 900 square feet of this space has been sub-let for $800.00 per month.  In total, the Company has direct and indirect office rental costs of a net $5,977.70 per month.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is in default on $260,000 in convertible debentures.  The Company is also in default on an employment contract it had with a former Chief Executive Officer.  (See Executive Compensation at Item 10).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold any shareholders meetings within the last fiscal year and no matters were submitted to a vote of shareholders.

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

Fiscal Year Ended March 31, 2001	High	Low	Fiscal Year Ended March 31, 2002	High	Low
First Quarter	$.625	$.062	First Quarter	$1.20	$1.20
Second Quarter	$.500	$.000	Second Quarter	$0.76	$0.76
Third Quarter	$.375	$.000	Third Quarter	$1.20	$1.20
Fourth Quarter	$.156	$.031	Fourth Quarter	$1.01	$1.01

The Company has never paid a cash dividend on its capital stock and does not expect to pay a cash dividend in the foreseeable future.  No dividends may be paid on common stock unless adequate provision has been made for payment of all dividends, if any, due with respect to its Series B  and Series C Preferred Stock.

As of March 31, 2002, the Company had approximately 1200 shareholders of record.

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

IQUniverse, Inc. — OVERVIEW

Without any current operations the Company is focused on making an acquisition that will enhance shareholder value.  Management believes that the closing of the asset acquisition of Wireless Ronin Technologies, Inc. is highly probable and has been working with WRT management on their marketing and product development, as well as lending money to WRT for working capital.

A Proxy Statement is being prepared for a Special Shareholders Meeting in mid-August to seek shareholder approval of certain items necessary to close the WRT Acquisition.

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

4

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

Andrew V. Johnson and Jill Miyamoto resigned from the Board of Directors at fiscal year end 2002.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended march 31, 2002, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the executive compensation for the persons who served as Chief Executive Officers of the Company during the fiscal 2001.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation	Options

Paul D. Crawford received no compensation in 2001 or 2002	2002	0	$31,755.00(1)	0

(1) Money paid by the Company for office space and telephone used by Crawford Capital Corp.

The following table summarizes grants of options to the person who served as Chief Executive Officer of the Company during fiscal 2002.

OPTION GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Options Granted (No.)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(1)	Expiration Date
Paul D. Crawford	0	0	0	0

The following table summarized the purchases of the Company’s common stock pursuant to the exercise of options (as well as the number and value of unexercised options) granted to the person who served as the Chief Executive Officer of the Company during fiscal 2002.

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

Employment Agreement

On August 1, 1993, Vincent G. Ella, then Chairman of the Board of Directors of the Company, was elected Chief Executive Officer of the Company.  Effective as of September 1, 1993, the Company entered into a five-year employment agreement with Mr. Ella.  Pursuant to that agreement, Mr. Ella was to receive a base salary of not less than $120,000 per year together with yearly increases of not less that 10%  The Agreement also provided that Mr. Ella shall receive options to purchase not less than 100,000 shares on September 1 of 1994, 1995, 1996 and 1997 at the then current market value.  All such options to be immediately exercisable and to expire ten years from the date of grant.  If the agreement is terminated by Mr. Ella for good cause, as defined in the agreement, the Company must pay him an amount equal to his base salary for the remaining term of the agreement.  On October 20, 1994, Mr. Ella notified the Board of Directors that the Company was in breach of the agreement by virtue of its inability to pay him his salary or reimburse expenses as they became due.  Mr. Ella advised the Board that unless the breach was cured, he would treat the situation as a constructive termination without cause, thus leaving him free to seek other employment, which he did.  The Company has an ongoing obligation under the terns of the agreement.  At March 31, 1995, the Company had $39,230 in unpaid compensation due Mr. Ella accrued for calendar year 1994, for which the Company is indebted to him along with his contract salary for calendar years 1995, 1996 and 1997 totaling approximately $600,000.  In fiscal 2000, the Company paid Mr. Ella $15,000 of the accrued 1994 unpaid compensation.  In fiscal 2001, the Company paid Mr. Ella $6,000 of the accrued 1994 unpaid compensation and in fiscal year 2002 paid Mr. Ella $5,000.

Directors’ Fees

Directors of the Company receive no cash compensation for serving as directors.  Directors may be paid a fee of $100 per hour for extraordinary services beyond normal duties as a director.  No such fees were paid in fiscal 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given as of March 31, 2002, with respect to each person who is known to the Company to be the beneficial owner of more than 5 percent of any class of its capital stock, each director of the Company individually, and by all directors and executive officers of the Company as a group.  Unless otherwise indicated, each such beneficial owner is believed to hold the common stock with sole voting and investment power.

AS OF MARCH 31, 2002:

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

ITEM 13.          EXHIBIT LIST AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended Plan of Reorganization, dated October 16, 1989. (Exhibit 2.2)(1)

2.2	Articles of Merger and Restated Articles of Incorporation, dated February 27, 1990 with Medical Funding Corporation. Exhibit 2.2)(1)

2.3	Agreement and Plan of Merger, dated June 28, 1991 with A-1Engineering, Inc., Gordon Neuman and Clayton Neuman. (Exhibit 2.1)(3)

EXHIBIT NUMBER	DESCRIPTION
2.4	Articles of Merger and Agreement and Plan of Merger, dated April 2, 2001, with IQ Universe, Inc. (Exhibit 99.2)(15)

3.1	Amendments to Articles of Incorporation dated February 14, 2001 and April 2, 2001, attaching Certificate of Creation of Series C Convertible Preferred Stock*

3.2	Bylaws. (Exhibit 3.1)(1)

4.1	Form of stock purchase warrant. (Exhibit 4.2)(1)

4.2	Warrant Agreement (Exhibit 4.3)(1)

4.3	Certificate of Creation of Series A. Convertible Preferred Stock. (Exhibit 10.2)(9)

4.4	Designation of Rights and Preferences of Series B Convertible Preferred Stock (Exhibit 10.2)(9)

4.5	Certificate of Designation of Additional Shares of Series B Convertible Preferred Stock. (Exhibit 10.1)(10)

4.6	Articles of Correction of Designation of Additional Shares of Series B Convertible Preferred Stock. (Exhibit 10.2)(10)

4.7	Statement of Cancellation of Designation of Series A Convertible Preferred Stock. (Exhibit 4.7)(12)

10.1	Amended and Restated 1990 Stock Option Plan.(5)

10.2	Outside Directors’ Option Plan. (Exhibit 10.10)(2)

10.3	First Amendment to Outside Directors’ Option Plan. Exhibit 10.9)(4)

10.4	Non-qualified, Non-Plan Option granted to John B. Knauff, March 31, 1994.

10.5	Non-qualified, Non-Plan Option granted to Lewis N. Mirviss, March 31, 1994.

10.6	Employment Agreement dated effective September 1, 1993, by and between Vincent G. Ella and Calendar Capital, Inc. (Exhibit 10.3)(10)

10.7	Employment Agreement with Robert J. Keyport, dated November 2, 1992. (Exhibit 10.10)(7)

10.8	Severance Agreement with Gregory J. Ruehle, dated November 2, 1992. (Exhibit 10.11)(7)

10.9	Employment Agreement, dated effective July 19, 1993, by and between John B. Hendricks and Caribbean Casinos, Ltd. (Exhibit 10.20)(12)

10.10	Employment Agreement, dated effective July 19, 1993, by and between Valerie B. Hendricks and Caribbean Casinos, Ltd. (Exhibit 10.21)(12)

EXHIBIT NUMBER	DESCRIPTION
10.11	Employment Agreement, dated effective July 19, 1993, by and between Philip H. Plowright and Caribbean Casinos, Ltd. (Exhibit 10.22)(12)

10.12	Asset Purchase Agreement with Follow Motion Limited, dated December 12, 1992.(6)

10.13	Amendment #1 to Asset Purchase Agreement, effective September 30, 1993.(13)

10.14	Amendment #2 to Asset Purchase Agreement, effective April 28, 1994.(13)

10.15	Lease with NWC Limited Partnership, dated May 18, 1993. (Exhibit 10.12)(7)

10.16	Sublease with Faegre & Benson, a Minnesota general partnership, dated May 7, 1993. (Exhibit 10.13)(7)

10.17	Assignment of Lease and Consent to Assignment, dated May 16 19 (13)

10.18	Lease by and between MEPC American Properties, Inc. and the Company, dated April 20, 1994.(13)

10.19	Share Purchase Agreement, dated April 2, 1994, with Lightning Bingo (Exhibit 2.1)(11)

10.20	Escrow Agreement, with respect to Lightning Casino. (Exhibit 2.2)(11)

10.21	Promissory Note with respect to Lightning Casino. (Exhibit 2.3)(11)

10.22	Unanimous Shareholders Agreement with respect to Lightning Casino. (Exhibit 2.4)(11)

10.23	Operating Management Agreement with respect to Lightning Casino. (Exhibit 10.1)(11)

10.24	Plan of Reorganization of Lilly Belle’s, Inc. proposed by the Debtor in Possession and Calendar Capital, Inc., dated January 31, 1994. (Exhibit 10.24)(12)

10.25	Disclosure Statement to Accompany Plan of Reorganization, dated January 31, 1994. (Exhibit 10.25)(12)

10.26	Amended Disclosure Statement to accompany the Plan of Reorganization of Lilly Belle’s, Inc. proposed by the Debtor and Calendar Capital, Inc., dated January 31, 1994.(13)

10.27	Letter Agreement dated July 6, 1993, by and among Calendar Capital, Inc., Mark J. Kallenbach and Johnnie L. Ransom. Exhibit 10.14)(12)

10.28	Cabinet Decision, dated June 26, 1991, permitting casino vessel operation. (Exhibit 10.16)(12)

10.29	Cabinet Decision, dated October 8, 1993, with respect to casino vessel operation. (Exhibit 10.16)(12)

10.30	Bareboat Charter Agreement, dated July 19, 1993, by and between Sea Dancer, Inc. and Alpha Travel (Antigua) Limited. (Exhibit 10.17)(12)

10.31	Assignment and Assumption Agreement, dated July 21, 1993, by and between Alpha Travel (Antigua) Limited. (Exhibit 10.18)(12)

EXHIBIT NUMBER	DESCRIPTION
10.32	Contract for Sale and Purchase, dated September 3, 1993, by and between Emerald Syndicate, Inc. and Calendar Capital, Inc. (Exhibit 10.19)(12)

10.33	Stock exchange Agreement, dated January 1, 2000, between Calendar Capital, Inc. and Entrenaut, Inc. (Exhibit 10.1)(14)

16.1	Letter of Ernst & Young. (Exhibit 10.1)(8)

21.1	Subsidiaries of Registrant.(13)

*	Filed herewith

(1)	Incorporated by reference to the specified exhibit to the Form 8-K dated July 5, 1990.

(2)	Incorporated by reference to the specified exhibit to the Form 10-K Annual Report for the fiscal year ended March 31, 1991.

(3)	Incorporated by reference to the specified exhibit to the Form 8-K dated July 11, 1991.

(4)	Incorporated by reference to the specified exhibit to the Form 10-K Annual Report for the fiscal year ended March 31, 1992.

(5)	Incorporated by reference to the Proxy Statement for the August 20, 1992 Annual Meeting of Shareholders.

(6)	Incorporated by reference to the Proxy Statement for the March 26, 1993 Annual Meeting of Shareholders.

(7)	Incorporated by reference to the specified exhibit to the Form 10-KSB, Annual Report for the fiscal year ended April 3, 1993.

(8)	Incorporated by reference to the specified Form 8-K, dated August 10, 1993.

(9)	Incorporated by reference to the specified exhibit to the Form 10-QSB/A Quarterly Report for the quarter ended October 2, 1993.

(10)	Incorporated by reference to the specified exhibit to the Form 10-QSB/A Quarterly Report for the quarter ended January 1, 1994.

(11)	Incorporated by reference to the Form 8-K, dated April 2, 1994.

(12)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, filed with the Commission on March 4, 1994.

(13)	Incorporated by reference to the specified exhibit to the Form 10-KSB, Annual Report for the fiscal year ended April 2, 1994.

(14)	Incorporated by reference to the specified exhibit to the Form 8-K dated February 1,2000.

(15)	Incorporated by reference to the specified exhibit to the Form 8-K dated April 11, 2001.

A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a stockholder of the Company as of June 30, 2000, upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to IQUniverse, Inc., 65 Main Street SE, Suite 141, Minneapolis, Minnesota 55414.

(b)           Reports on Form 8-K.  During the third quarter of the period covered by this report, a Form 8-K was filed August 9, 2001, regarding a letter of intent entered into with Chris Schmidt, the CEO of Microsell, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQUNIVERSE, INC.

Dated: July 12, 2002.	By:	/s/ Paul D. Crawford
Paul D. Crawford
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Paul D. Crawford
	Chairman of the Board of Directors	July 12, 2002
Paul D. Crawford	CEO, President and CFO

/s/ Dan Neisen
Director
Dan Neisen		July 12, 2002

APPENDIX

INDEPENDENT AUDITORS’ REPORT

Board of Directors

IQUniverse, Inc.

Minneapolis, Minnesota

We have audited the balance sheets of IQUniverse, Inc. as of March 31, 2001 and 2002, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IQUniverse, Inc. as of March 31, 2001  and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 2, a significant portion of the Company’s assets are investments in start-up companies that have not yet developed profitable operations and that need additional capital. Also, the Company has incurred significant losses since inception and needs to raise additional capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

July 12, 2002

Minneapolis, Minnesota

IQUNIVERSE, INC.

BALANCE SHEETS — March 31, 2001 and 2002

	2001	2002
Assets:
Current assets:
Cash	$553	$7,937
Related party receivables	47,000
Prepaid and other	18,612	14,266

Total current assets	66,165	22,203

Property and equipment, net of accumulated depreciation of $8,668 in 2001 and $15,996 in 2002	32,134	26,051
Investments, net of valuation allowance of $507,500 and $162,500 for 2001 and 2002, respectively	434,500	418,250

Total assets	$532,799	$466,504

Liabilities and shareholders’ deficit:
Current liabilities:
Note payable, bank	$200,000	$150,000
Notes payable, other	60,000	50,000
Convertible debentures	385,000	385,000
Convertible subordinate debentures	100,000	776,227
Accounts payable	33,972	133,944
Accounts payable, related party	48,996
Accrued expenses	327,830	384,157
Due to related party	718,094	815,826

Total current liabilities	1,873,892	2,695,154

Convertible subordinate debentures	389,256	424,407

Shareholders’ deficit:
Preferred stock:
Series B convertible	882	882
Series C convertible	2,000	2,000
Common stock	6,488	6,494
Additional paid-in capital	906,485	974,979
Stock subscriptions receivable	(124,000)	(124,000)
Accumulated deficit	(2,522,204)	(3,513,412)

	(1,730,349)	(2,653,057)

Total liabilities and shareholders’ deficit	$532,799	$466,504

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF OPERATIONS

Years ended March 31, 2001 and 2002

	2001	2002

Related party management and consulting fees	$89,120

Less direct costs	76,845

Net revenues	12,275

General and administrative expenses	1,025,826	$516,546
Loss (gain) on disposal of investments	(249,960)	225,250
Equity in losses of affiliated companies	45,385
Loss due to revaluation and write down of impaired assets	1,405,754

	2,227,005	741,796

Loss from operations	(2,214,730)	(741,796)

Interest:
Income	33,603	2,037
Expense	(143,017)	(245,746)
Miscellaneous		(6,166)
	(109,414)	(249,875)

Loss before income taxes and extraordinary gain	(2,324,144)	(991,671)

Extraordinary gain, write-off of note payable, other	150,000

Loss before income taxes	(2,174,144)	(991,671)

Income tax benefit	(1,871)	(463)

Net loss	$(2,172,273)	$(991,208)

Loss per common share, basic and diluted	$(3.35)	$(1.53)

Weighted average number of common shares, basic and diluted	648,821	649,386

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

Years ended March 31, 2001 and 2002

	Preferred stock, Series B convertible 100,000 shares authorized, par value $.01		Preferred stock, Series C convertible 200,000 shares authorized, par value $.01		Common stock 700,000 shares authorized, par value $.01
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Stock subscriptions receivable	Accumulated deficit	Total

Balance, March 31, 2000	1,763,200	$17,632	3,992,128	$39,921	12,976,418	$129,764	$667,749	$(124,000)	$(349,931)	$381,135

Warrant adjustment							(2,086)			(2,086)

Warrant exercised			33,334	333			24,667			25,000

Company expense incurred by Chief Executive Officer							15,675			15,675

Cancellation of Chief Executive Officer stock			(25,462)	(254)			22,454			22,200

Value adjustment for 1-20 Reverse split	(1,675,040)	(16,750)	(3,800,000)	(38,000)	(12,327,597)	(123,276)	178,026

Net loss									(2,172,273)	(2,172,273)

Balance, March 31, 2001	88,160	882	200,000	2,000	648,821	6,488	906,485	(124,000)	(2,522,204)	(1,730,349)

Incentives granted for debt exchange and bank note guarantee							68,500			68,500

Share rounding for reverse split					565	6	(6)

Net loss									(991,208)	(991,208)

Balance, March 31, 2002	88,160	$882	200,000	$2,000	649,386	$6,494	974,979	$(124,000)	$(3,513,412)	$(2,653,057)

See notes to financial statements.

IQUNIVERSE, INC.

STATEMENTS OF CASH FLOWS

Years ended March 31, 2001 and 2002

	2001	2002

Cash flows from operating activities:
Net loss	$(2,172,273)	$(991,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant value adjustment	(2,086)
Depreciation	7,291	7,911
Company expenses incurred by the Chief Executive Officer	37,875
Amortization	16,251
Non-cash incentives		54,627
Revaluation and write down of impaired assets	1,405,754
Write off note payable, other	(150,000)
Equity in losses of affiliated companies	45,385
Loss (gain) on sale of investments	(249,960)	225,250
Change in operating assets and liabilities:
Prepaid and other	14,836	(319)
Accounts payable	(119,521)	99,972
Accounts payable, related party	29,694	(48,996)
Accrued expenses	105,365	152,480

Net cash used in operating activities	(1,031,389)	(500,238)

Cash flows from investing activities:
Purchase of equipment	(14,072)	(3,000)
Proceeds from sale of equipment		1,172
Investments:
Cash paid for investments	(392,694)	(315,000)
Proceeds from sale of investments	383,460	87,000

Net cash used in investing activities	(23,306)	(229,828)

See notes to financial statements.

	2001	2002

Cash flows from financing activities:
Proceeds from:
Note payable, bank	$8,000
Notes payable, other	40,000	$20,000
Advances from related party	665,952	107,395
Convertible debentures	374,256
Convertible subordinate debentures		690,100
Warrants exercised	25,000
Payments on notes payable:
Other	(30,000)	(30,000)
Bank	(50,000)	(50,000)

Net cash provided by financing activities	1,033,208	737,495

Net increase (decrease) in cash	(21,487)	7,384

Cash, beginning	22,040	553

Cash, ending	$553	$7,937

See notes to financial statements.

	2001	2002
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$31,566	$21,216

Income taxes (refunds)	$25	$(788)

Supplemental schedule of non-cash investing and financing activities:

Stock warrants and options issued for debt guarantee and consulting	$15,675

Write-off of note payable, other	$150,000

Accrued interest converted to debt	$32,088	$35,151

Investments transferred to settle accounts payable	$99,260

Sale of investment:
Original cost of investment		$21,250
Gain on sale		29,750

Total proceeds credited to related party to reduce related party debt		$51,000

Additional paid-in-capital, incentives granted for debt exchange and bank note guarantee		$68,500

Distribution of investment in partial settlement of due to related party		$24,665

See notes to financial statements.

IQUNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2001 and 2002

1.     Summary of significant accounting policies:

Nature of operations and subsequent event:

IQUniverse, Inc. (Company) formerly known as Calendar Capital Inc. dba Entrenaut, Inc. located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing Internet-related businesses.  Initially, the design was to incubate development-stage companies.   By March 31, 2001, the Company had refocused its business to a developer and operator of a single business concept utilizing the Internet as a tool to provide products and services to institutions of higher learning and their students.  Using a software developed by a former investee, the Company established IQTrust, a customized online shopping mall accessed through college Web sites. A feasibility study conducted in early August 2001 concluded that assumptions necessary to support IQTrust and related products were not feasible at that time.

On October 8, 2001, the Company entered into a letter of intent to merge with Wireless Ronin Technologies, Inc. (Wireless Ronin), a developer of a wireless hand-held computer for industrial and business applications. Wireless Ronin is currently a development stage enterprise with no sales revenue since its inception in March 2000.  On February 6, 2002, the Company entered into an asset purchase agreement, subsequently modified, whereby the Company would acquire Wireless Ronin.  Under the terms of the agreement, the Company would form a wholly owned subsidiary to acquire all of the assets and assume certain liabilities of Wireless Ronin in exchange for 13,000,000 shares of Company common stock.  The 13,000,000 shares will represent approximately 75% of the Company’s common stock.  The acquisition will be accounted for as a reverse merger.  The agreement is contingent upon consent of Wireless Ronin’s shareholders, satisfactory due diligence, and approval by the Company’s shareholders to eliminate the preferred liquidation preference for the Series B and C preferred stock and to increase the authorized number of common stock to 100,000,000 shares.  The Company anticipates a shareholders’ meeting in summer 2002.

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

Stock compensation:

The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and discloses the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

Investments:

Investments are recorded at either cost or equity method as appropriate.  Loss and valuation allowances are recorded when deemed appropriate.

Basis of presentation:

The Company’s financial statements for the years ended March 31, 2001 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of $3.5 million through March 31, 2002 and will incur additional costs as it continues to develop its operations.  The Company is in default on some of its debt obligations.  Also, a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s ability to continue as a going concern is largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

The Company’s financial and business plans are focused primarily on the acquisition of Wireless Ronin.  The Company hopes that the acquisition will help the Company attract new investors and ultimately, to achieve profitability.  There is no assurance that the Company will be able to successfully implement its plan and therefore might not be able to continue as a going concern.

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

Fair value of financial instruments:

Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other value techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments.  Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

For cash, the carrying value is a reasonable estimate of its fair value.  It was not practical to estimate the fair value of non-marketable investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs.  The fair values for debentures and notes payable are estimated to approximate the carrying amount as the interest stated in those agreements approximates interest rates currently being offered on similar instruments.

Loss per share:

Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding in each year.  Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potential dilutive stock options and warrants, convertible debentures, and convertible preferred stock.

Stock options to purchase 53,838 and 51,050 shares of common stock at March 31, 2001 and 2002, respectively, were not used in the calculation of diluted loss per share because they were anti-dilutive.  Potential conversion of preferred stock, convertible debentures, and warrants and options to purchase preferred stock, into approximately 3,500,000 and 5,569,000 shares of common stock at March 31, 2001 and 2002, respectively, were not used in the calculation of diluted loss per share because they were anti-dilutive.

2.     Investment activity:

The Company has investments in companies that are recorded on either the cost or equity method as follows:

Cost method:

Commission Junction, Inc. and Idealab! Holdings, L.L.C.:

In fiscal year 2000, the Company paid cash of $500,000 to acquire common stock of Commission Junction, Inc., (Commission Junction) a company that provides a mechanism for affiliates and merchants to find each other over the Internet and track transactions between the two companies.

During fiscal year 2001, the Company swapped 40,000 shares of Commission Junction stock for 4,000 shares of an Internet incubator, Idealab! Holdings, L.L.C (Idealab!) preferred stock. This investment was recorded at the original cost of the Commission Junction stock of $200,000.  On January 18, 2002, the Company sold all of its Idealab! shares for $40,000, realizing a loss of $160,000.

During fiscal 2001, the Company sold 27,600 Commission Junction shares for a realized gain of $193,200 and the Company transferred 8,500 shares to a vendor to satisfy payables of $99,260 for a gain of $56,760. During fiscal year 2002, the Company sold 3,250 shares for a realized gain of $29,750.  Remaining shares at March 31, 2002 total 20,650 and are carried at cost of $103,250.

Superior Broadband, Inc.:

During fiscal year 2000, the Company made an initial cash investment of $75,000 and acquired 7,500 shares of Superior Broadband, Inc., (Superior) a premium access internet service provider of wireless broadband to high band width demand customers.  In April 2000, the Company purchased an additional 10,000 shares for $20,000.  During fiscal year 2002, Superior was sold and the Company’s investment was not recoverable, generating a loss of $95,000.

JCafe, Inc.:

The Company loaned $150,000 to JCafe, Inc. (JCafe) a start-up company that has launched a proprietary solution for managing the delivery of training and educational content over the Internet.  JCafe is currently in default on the note.  The note is convertible into 150,000 shares of JCafe common stock.  The Company also received warrants to purchase an additional 150,000 shares of JCafe common stock at $.625 per share.  This investment has a 100% valuation allowance on the note and accrued interest, which total $162,500 at March 31, 2001 and 2002.

Biopolymer Engineering, Inc.:

In November 1999, the Company loaned Biopolymer Engineering, Inc. $20,000 with interest at 9%.  This loan was due on December 31, 2000.  Effective March 31, 2002, the Company distributed this asset to its Chief Executive Officer by offsetting the balance due plus accrued interest against amounts owed to the Chief Executive Officer at that date.

StoreItOnline.com, Inc.:

During fiscal year 2000, the Company paid cash of $75,000, issued 15,000 shares of its Series C preferred stock valued at $225,000 and issued stock warrants to purchase 10,000 additional Series C preferred shares to acquire common stock of StoreItOnLine.com, Inc., (StoreItOnline) a high capacity, web-based storage business.  A valuation allowance of $345,000, equal to the total investment, was recorded at March 31, 2001 and the investment was written off in fiscal year 2002.

Wireless Ronin Technologies, Inc.:

From October 2001 through March 2002, the Company advanced $315,000 to Wireless Ronin with interest at 8%.  From April through June 2002, the Company has subsequently advanced an additional $220,000 to Wireless Ronin for a total of $535,000.  See Note 1 regarding the planned acquisition of Wireless Ronin.

Equity method:

OfficeCause.com, Inc. and Chefinabox, Inc.:

During fiscal year 2000, the Company paid cash of $215,000 to acquire 21.18% of the common stock of Chefinabox, Inc., (Chefinabox) a development stage virtual restaurant.  The difference between the cost of the investment and the amount of underlying equity in net assets of the investee of $169,458 was being amortized over 60 months.

During fiscal year 2000, the Company paid cash of $200,000 to acquire 22.22% of the common stock of OfficeCause.com, Inc., (OfficeCause) a development stage virtual storefront.  The difference between the cost of the investment and the amount of underlying equity in net assets of the investee of $155,556 had been recorded as goodwill.

During the first quarter of fiscal year 2001, additional advances were made of $59,926 to Chefinabox and $98,287 to OfficeCause.  During the second quarter of fiscal year 2001, the Company determined that its investments in Chefinabox and OfficeCause did not have continuing value as those entities had not developed sustained profitable operations and accordingly, the Company wrote-off its investments of $615,790 and the remaining goodwill of $276,261 in the quarter ended September 30, 2000.

3.     Related parties:

OfficeCause.com, Inc. and Chefinabox, Inc.:

The Company entered into incubation agreements with Chefinabox and OfficeCause.  Under these agreements, the Company provided incubation and management services to these affiliates. Total amounts charged under these incubation agreements were $44,926 to Chefinabox for the year ended March 31, 2001.

The majority shareholder of Chefinabox and OfficeCause was also the Chief Executive Officer and Chairman of the Board of Directors of the Company.  The majority shareholder of OfficeCause rescinded his subscription on October 31, 2000 for stock in OfficeCause and the Company became the sole owner of OfficeCause.  OfficeCause was merged into the Company in fiscal year 2001 with nominal assets and liabilities and this resulted in a gain of $2,648 in the year ended March 31, 2001 statement of operations.  The Company previously wrote-off its investment in OfficeCause.

Net Medical, Inc.:

During fiscal year 2001, the Company borrowed $3,000 from Net Medical, Inc., which has the same Chief Executive Officer as the Company.  A balance of $2,722 is owed at March 31, 2002.

Crawford Capital Corp.:

The Company pays for office space and telephone used by Crawford Capital Corp., a company with the same Chief Executive Officer as the Company.  In lieu of compensation to the Chief Executive Officer, the Company has included these amounts in general and administrative expenses and totaled $35,748 and $31,755 for the years ended March 31, 2001 and 2002, respectively.

Chief Executive Officer:

The Chief Executive Officer loans money to the Company in the form of notes payable.  The notes bear interest at 9% and are due at various dates through March 2003.  Due to related parties includes principal totaling $678,029 and accrued interest of $37,343 at March 31, 2001 and principal totaling $714,759 and accrued interest of $98,345 at March 31, 2002.

Related party receivables:

Related party receivables at March 31, 2001 represents $47,000 due from a shareholder for the remaining balance due on purchase of Commission Junction stock from the Company.

4.     Notes payable:

Note payable, bank:

Note payable, bank, includes borrowings of $200,000 and $150,000 for March 31, 2001 and 2002, respectively, with monthly payments of interest only at an interest rate of 1.5% over prime.  The interest rate was 9.5% and 6.5% at March 31, 2001 and 2002, respectively.  The principal balance of the note was due June 19, 2002.  The note is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company, a personal guarantee for the entire amount of the credit facility by the same shareholder and 20,000 shares of the Company’s Commission Junction stock.  That shareholder received warrants and extended expiration dates on other previously issued warrants as consideration for the guarantee.  This beneficial consideration has been valued at $40,000 and has been added to additional paid in capital and recorded as additional interest expense over the term of the note.  The due date of the note has been extended to August 19, 2002, and in addition to the existing collateral, the Chief Executive Officer has personally guaranteed the note.

Notes payable, other:

Included in note payable, other, is a $50,000 loan from a shareholder.  The note was due on December 31, 2000 with interest at 10%. The note, as amended, remains in default and includes a guarantee by the Chief Executive Officer to transfer personally owned shares of Commission Junction stock in the event of default by the Company.  No shares have yet been transferred to satisfy this obligation.

During fiscal 2001, the Company borrowed $10,000 from a mortgage bank maturing on December 31, 2000 and bearing interest at 10%.  The note, with accrued interest, was paid by the Company in June 2001.

Extraordinary gain:

The Company borrowed $150,000 from an unrelated party as evidenced by a note due on June 1, 1995 with no stated rate of interest and collateralized by certain equipment .  The Company relinquished control of the equipment prior to 1995.  The amount was written off by the Company as of March 31, 2001 as management believes the statute of limitations has expired.

5.     Convertible debentures:

The Company has issued $385,000 of convertible debentures at interest rates of 8% and 9%.  The conversion features expired between 1993 and 1994.  The Company had not repaid these obligations. As a result, an individual debenture holder with a $125,000 balance sued the Company for repayment of the debenture claiming that the Company defaulted by not paying agreed-upon monthly interest payments in a timely manner. The Company elected not to defend the suit, thus a default judgement in favor of the debenture holder was awarded.

Interest expense related to these debentures was $32,650 for each of the periods ended March 31, 2001 and 2002.

On April 12, 2002, the Company entered into several agreements with the individual debenture holder resulting in the satisfaction of the judgement.  Under the agreements, the debenture holder’s original 9% debenture of $125,000 was exchanged for a new 8% debenture of like amount, convertible at .50 cents per share during the 90 days after an approved increase in the Company’s authorized shares.  After the 90 days has expired, the conversion price is equal to 80% of the average trading price of the stock for the previous 90 trading days.  In addition, the debenture holder entered into a new $50,000 8% convertible debenture with similar conversion features, and collateralized by certain stock owned personally by the Chief Executive Officer of the Company and certain debt covenants.  The Company defaulted on this note on June 15, 2002, however, the debt holder has not yet exercised his remedies. The debenture holder was also issued warrants to purchase 200,000 shares at an exercise price of $1.50 per share, expiring on April 12, 2005.

The Company has also issued the following convertible subordinate debentures:

	2001	2002
10% debentures(a)	$165,000
10% debentures(b)	100,000	$100,000
9% debentures(c)	224,256
10% debentures(d)		424,407
8% debentures(e)		342,500
8% debentures(f)		134,000
8% debentures(g)		213,600
Less unamortized cost of incentives(h)		(13,873)
	489,256	1,200,634
Less current portion	100,000	776,227
Long-term convertible subordinate debentures	$389,256	$424,407

(a)   During May and June 2000, the Company sold $265,000 of 10% subordinate convertible debentures due December 31, 2000.  The debentures were convertible into 1 share of Company stock for each $5 of debt converted and also included one Quickwit, Inc. (a company developed by the Chief Executive Officer) share priced at $.05 per share and one warrante for each $1 of funds loaned.  The warrants are exercisable at $.50 per Quickwit stock unit with each unit consisting of one share and an additional detachable warrant that exercises at $1.  The Chief Executive Officer determined after the debenture issuance that the development of Quickwit, Inc. was not feasible; accordingly, no value has been attached to the debenture enhancements related to Quickwit, Inc.  The Company was in default on the payment of these debentures at March 31, 2001 and the notes were refinanced in April and May 2001.

(b)   During June 2000, the Company sold a 10% subordinate convertible debenture due December 31, 2000.  The debenture is convertible into 20,000 shares of Company stock and also included 100,000 shares of Quickwit, Inc. (a company developed by the Chief Executive Officer) and a personal guarantee by the Chief Executive Officer of the Company, collateralized by 10,000 shares of Commission Junction common stock owned by the Chief Executive Officer.  The debenture holder was also granted an option to acquire up to 10,000 shares of the Company owned by the Chief Executive Officer at a price of $1 per share; the estimated value of this enhancement was $15,675 and was recorded as an expense.  The Chief Executive Officer determined after the debenture issuance that the development of Quickwit, Inc. was not feasible; accordingly, no value has been attached to the debenture enhancements related to Quickwit, Inc.  This debenture is in default.

(c)   From January through September 2000, the Company sold 9% debentures, due in one year from date of issuance.  Each $5,000 unit converted into 1,000 common shares at $5 per share.  These debentures were refinanced in April and May 2001.

(d)   During April and May 2001, the Company refinanced $389,256 of convertible subordinate debentures, resulting in the capitalization of $35,151 of accrued interest.  The new 10% debentures are due at various dates in April and May 2003 and are convertible at a price of $2.00 per share.

(e)  During May and June 2001, the Company issued $342,500 of convertible debentures.  Most  debentures have an unstated interest rate.  Interest is being imputed at 8%.  Each $10,000 of debentures is convertible into 20,000 shares of common stock and 10,000 warrants exercisable at $1.50 per share.  The warrants expire 3 years from conversion.  The common share conversion option is limited to a period ending no later than January 1, 2002, after which time they are convertible at the lower of $2 or 80% of the previous 90 day average price.  There is no stated due date for the debentures.

(f)    During September through November 2001, the Company issued $134,000 of convertible subordinate debentures with stated interest rates of 8% and converts into one common share  $.50 per share plus a three-year warrant to purchase another common share at $1.50 for each dollar invested.  The right to convert expires 90 days after the shareholders approve an increase in authorized shares after which time the debenture is convertible at the lower of $2 or 80% of the previous 90 day average price.    These debentures are collateralized by 100,000 shares of Cubic Energy, owned by Paul Crawford, Chief Executive Officer of the Company.  There is no stated due date for the debentures.  The holders of $44,000 of these debentures were also granted one warrant for each dollar loaned, exercisable at $1.50 and expiring in December 2003.  The warrants were deemed to have no value at the date of issuance.

(g)   From October 2001 through March 2002, the Company issued $213,600 of convertible debentures of which most debentures have stated interest rates of 8%.  $55,900 of the debentures do not have a stated interest rate, and interest is being imputed at 8%.  The right to convert expires 90 days after the shareholders approve an increase in authorized shares after which time the debenture is convertible at the lower of $2 or 80% of the previous 90 day average price.  The holders of these debentures were also granted one warrant for each dollar loaned, exercisable at $1.50 and expiring in December 2003.  The warrants were deemed to have no value at the date of issuance.

(h)   During fiscal year 2002, the Company exchanged $60,000 of debentures for increased loans from these individuals totaling $106,000.  The new debenture agreements offered more favorable conversion characteristics.  The estimated value of the beneficial terms of $28,500 has been added to additional paid in capital and is being amortized as additional interest expense over the life of the related debentures.

6.     Commitments and contingency:

Operating leases:

The Company rents office space with future minimum lease payments under these operating leases as follows:

Year	Amount

2003	$26,524
2004	22,400
2005	23,646
2006	24,890

$97,460

Rent expense and related common area maintenance charges under all operating leases for the years ended March 31, 2001 and 2002 were $63,905 and $47,563, respectively.

Contingency:

Calendar Capital, Inc. entered into an employment agreement in September of 1993 with its then chief executive officer.  The agreement, which expired in August 1998, called for, among other items, a base salary of $120,000 annually with increases of at least 10% per annum as well as granting options to purchase 100,000 shares of common stock each year of the agreement.  The Company is currently in negotiations with the former chief executive officer to settle amounts due under the agreement.  As of March 31, 2002, the maximum potential liability under this agreement is approximately $600,000.  The former chief executive officer is the Company’s current special securities counsel.  The Company had accrued $39,230 with respect to the contract, of which $18,631 and $13,631 remained outstanding at March 31, 2001 and 2002, respectively.  The Company believes that it will not incur liability beyond that which is recorded in the financial statements.

7.     Income taxes:

The income tax provision consists of the following:

	2001	2002
Current income taxes:
Federal	$(1,871)	$(463)

Deferred income taxes:
Federal	(531,000)	(401,000)
State	(177,000)	(134,000)

	(708,000)	(535,000)

Valuation allowance	708,000	535,000

	0	0

Income tax expense (credit)	$(1,871)	$(463)

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

The income tax provision for continuing operations varied from the federal statutory tax rate as follows:

	2001	2002

U.S. statutory rate	(34.00)%	(34.00)%
Equity in net losses of affiliates	21.40
Goodwill amortization	4.10
Valuation allowance	8.50	34.00

	0.00%	0.00%

During fiscal years 1990 and 2000, Calendar Capital, Inc. experienced significant ownership changes, resulting in a limitation of future utilization of pre-ownership change net operating losses.  Utilization of net operating losses generated prior to the ownership change in fiscal year 1990 is limited to $68,000 per year plus amounts not utilized in prior years, and $1,020,000 in the aggregate, through the year 2005. Subsequent to this change in ownership, Calendar Capital, Inc. accumulated additional net operating losses and had cumulative losses of approximately $5,000,000 prior to the fiscal year 2000 change in ownership. The Company has not yet determined the amount of these cumulative losses that will be available to offset future taxable income.  Accordingly, no deferred tax asset and related valuation allowance has been recorded relating to these cumulative losses.  The Company has not recomputed its compliance with Section 382 of the Internal Revenue Code since 1990.  As of March 31, 2002, the Company has net operating loss carryforwards of approximately $3,100,000 that will expire beginning in 2020.

The components of deferred tax assets and liabilities are as follows:

	2001	2002

Deferred tax liability, temporary differences related to depreciation	$4,700	$4,700

Tax effect of net operating loss carryforwards	(748,700)	(1,283,700)

Tax effect of future temporary differences and carryforwards	(744,000)	(1,279,000)

Less net deferred tax asset valuation allowance	744,000	1,279,000

Net deferred tax asset	$0	$0

The valuation allowance was recorded to reflect the estimated amount of deferred tax assets which may not be realized in future years.

8.     Stock warrants:

The Company has issued warrants to certain debt holders, guarantors, vendors, and an investee in exchange for accepting shares of the Company’s stock as partial consideration for the purchase of the investee’s stock.  The fair value of these warrants was recorded as additional paid-in capital.  The Company has also issued warrants to employees.

The Company has issued warrants to purchase Series C Convertible stock at $15 per share as follows:

	2001	2002

Beginning of year	36,500	28,667
Granted	1,500
Exercised	(9,333)	(500)
Expired	0	0

End of year	28,667	28,167

Weighted average remaining life	1.75 yrs.	.75 yrs.

Warrants to purchase Series C Convertible stock expire at various dates between September 2002 and December 2003.

The Company has issued warrants to purchase common stock as follows:

	2001	2002

Beginning of year	0	13,850
Granted	13,850	565,051
Exercised	0	0
Expired	0	0

End of year	13,850	578,901

Weighted average remaining life	1.73 yrs.	1.58 yrs.

The warrants to purchase common stock expire at various dates through December 31, 2003.

In order to allow an investor to convert 1,667 Series C convertible preferred stock into common stock and not exceed the 700,000 share authorized limit, the Chief Executive Officer, during fiscal year 2001, canceled 1,273 personal shares of stock. The Chief Executive Officer received no consideration for this transaction.  The Company estimated the fair value of the Chief Executive Officer’s stock cancellation at $25,000, the cash value the warrant holder paid.  This amount was credited to additional paid in capital, and $2,800 was charged against stock and additional paid in capital for the original transaction and $22,200 was expensed.

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

Dividend yield	None
Expected volatility	None
Expected life of option	3 years
Risk-free interest rate	5.00%

9.     Stock options:

The Company has a stock option plan reserving 15% of the outstanding shares of the Company’s common stock for future issuance.  Under the terms of this stock option plan, the Company may grant to its employees and consultants options to purchase shares with a term not to exceed ten years.

The Company also has a stock option plan reserving 5,000 shares of the Company’s common stock for issuance to outside directors.  Under the terms of this plan, eligible directors receive an option for 250 shares in the first year elected as a director; in subsequent years eligible directors receive an option for 100 shares.  The exercise price of the options shall be 100% of the current market price on the date of the grant.  The term of the options is ten years.

In consideration for providing a loan to the Company during fiscal 2000, the Company issued an option to acquire up to 4,000 shares of Series C Preferred Convertible Stock at $25.00 per share.  The option shall not expire until the later of six months beyond the payoff of the loan or December 31, 2002.  The option has not been exercised as of March 31, 2002.

During fiscal year 2001, the Company issued options to an outside director to purchase 12,500 shares of common stock at $5 per share.  These options expire January 2004.  Since the strike price of the option was higher than the market value of the stock at the time of issue, no expense was recorded by the Company with respect to these options.

Option activity in common stock is:

	2001	2002

Beginning of year	41,338	53,838
Granted	12,500	0
Exercised	0	0
Expired	0	2,788

End of year	53,838	51,050
Weighted average remaining life	2.4 yrs.	1.4 yrs.

The weighted average exercise price is $18.07 with a range of $3.80 - $42.40.

10.  Preferred stock:

The Company’s preferred stock consists of Series B Convertible Preferred Stock (Series B) and Series C Convertible Preferred Stock (Series C).

The holders of Series B are entitled to receive cumulative dividends at the rate of four percent of the stated value ($10.00) of such shares payable annually, when and if declared by the Board of Directors.  Each share of Series B is convertible at the option of the holder into one share of common stock.  The holders of Series B have one vote per share. The Series B shares have a liquidation preference of $10.00 per share plus any accumulated and unpaid dividends. Accumulated and unpaid dividends approximates $247,000 and $283,000 at March 31, 2001 and 2002, respectively.

The holders of Series C are not entitled to receive dividends.  Each share of Series C is convertible at the option of the holder into twelve and one-half shares of common stock.  The holders of Series C have twelve and one-half votes per share.  On or after January 1, 2001, the Company may redeem, in whole or in part, the shares of Series C at a redemption price of $25 per share.  The Series C shares have a liquidation preference of $25 per share.