Form 10QSB
period 2002-06-30
IQUNIVERSE INC
filed 2002-08-14
CIK 716399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 012612

IQUNIVERSE, INC.

Incorporated pursuant to the Laws of Minnesota

IRS Employer Identification No. 41-1442918

65 Main Street SE

Suite 141

Minneapolis, MN  55414

(612) 676-1436

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   649,386.

PART I — Financial Information

ITEM 1.   Financial Information

IQUNIVERSE, INC.

CONDENSED BALANCE SHEET – JUNE 30, 2002

(Unaudited)

Assets:
Current assets:
Receivables:
Debenture holder	$30,000
Other	6,967
Prepaid and other	8,311

Total current assets	45,278

Property and equipment, net of accumulated depreciation of $18,012	24,036
Investments and advances, net of valuation allowance of $162,500	642,750
Deferred financing costs	1,760

668,546

Total assets	$713,824

Liabilities and shareholders’ equity:
Current liabilities:
Note payable, bank	$150,000
Notes payable, other	76,000
Convertible debentures	435,000
Convertible subordinate debentures	1,431,795
Accounts payable	154,260
Accrued expenses	340,134
Due to related party	839,282

Total current liabilities	3,426,471

Shareholders’ equity (deficiency):
Preferred stock:
Series B convertible	882
Series C convertible	2,000
Common stock	6,494
Additional paid-in capital	1,081,068
Stock subscriptions receivable	(124,000)
Accumulated deficit	(3,679,091)
(2,712,647)

Total liabilities and shareholders’ equity	$713,824

See accompanying notes.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2002

(Unaudited)

	2001	2002

General and administrative expenses	$211,070	$92,869

Interest:
Income	509
Expense	(42,782)	(72,810)

Net loss	$(253,343)	$(165,679)

Loss per common share, basic and diluted	$(.39)	$(.26)

Weighted average number of common shares, basic and diluted	$648,821	$649,386

See accompanying notes.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30, 2001 and 2002

(Unaudited)

	2001	2002

Cash flows from operating activities:
Net loss	$(253,343)	$(165,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,991	2,015
Accreted interest		6,661
Stock incentives issued for bank guarantee and compensation		27,294
Change in operating assets and liabilities:
Receivables		(6,967)
Prepaid and other	(567)	5,955
Accounts payable	23,887	18,556
Accounts payable, related party	(48,460)
Accrued expenses	(4,568)	50,978

Net cash used in operating activities	(281,060)	(61,187)

Cash flows from investing activities, cash (paid) received for investments	30,000	(224,500)

Cash flows from financing activities:
Proceeds from:
Notes payable, other		36,000
Advances from related party	13,188	7,250
Convertible debentures	329,500	244,500
Payments on notes payable, other	(10,000)	(10,000)
Payments on notes payable, bank	(50,000)

Net cash provided by financing activities	282,688	277,750

Net increase (decrease) in cash	31,628	(7,937)

Cash, beginning	553	7,937

Cash, ending	$32,181	$—

See accompanying notes.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30, 2001 and 2002

(Unaudited)

	2001	2002

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,067	$1,589

Supplemental schedule of non-cash investing and financing activities:

Accrued interest converted to debt	$35,151

Conversion of accrued interest into additional paid in capital upon exchange of old debenture for new debenture with improved terms		$95,964

See accompanying notes.

IQUNIVERSE, INC.

NOTES TO CONDENSED INDEPENDENT FINANCIAL STATEMENTS

Three Months Ended June 30, 2001 and 2002

(Unaudited)

1.     Summary of significant accounting policies:

Nature of operations:

IQUniverse, Inc. (Company) formerly known as Calendar Capital Inc. dba Entrenaut, Inc. located in Minneapolis, Minnesota, was founded on July 1, 1999 with the purpose of starting, developing, and managing Internet-related businesses.  Initially, the design was to incubate development-stage companies through management oversight of a concept, cooperative partnership, or passive investment.  By March 31, 2001, the Company had refocused its business from an Internet incubator to a developer and operator of a business concept utilizing the Internet as a tool to provide products and services to institutions of higher learning and their students.  Using a software developed by a former investee, the Company established IQTrust, a customized online shopping mall accessed through college Web sites. A feasibility study conducted in early August 2001 concluded that assumptions necessary to support IQTrust were not currently feasible.

On October 8, 2001, the Company entered into a letter of intent to merge with Wireless Ronin Technologies, Inc. (Wireless Ronin), a developer of a wireless hand-held computer for industrial and business applications.  Wireless Ronin is currently a development stage enterprise with no sales revenue since its inception in March 2000.  On February 6, 2002, the Company entered into an asset purchase agreement, subsequently modified, whereby the Company would acquire Wireless Ronin.  Under the terms of the agreement, the Company would form a wholly owned subsidiary to acquire all of the assets and assume certain liabilities of Wireless Ronin in exchange for 13,000,000 shares of the Company’s common stock.  The 13,000,000 shares will represent approximately 75% of the Company’s common stock.  The acquisition will be accounted for as a reverse merger.  The agreement is contingent upon consent of Wireless Ronin’s shareholders, satisfactory due diligence, and approval by the Company’s shareholders to eliminate the preferred liquidation preference for the Series B and C preferred stock and to increase the authorized number of common stock to 100,000,000 shares.  The Company anticipates a shareholders’ meeting in Summer 2002.

Interim financial statements:

The condensed financial statements of the Company for the three months ended June 30, 2001 and 2002 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the result of operations and cash flows for the three months ending June 30, 2001 and 2002 have been made.  Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financials statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for March 31, 2002 filed with the Securities and Exchange Commission.

The results of operations for the three months ended June 30, 2001 and 2002 are not necessarily indicative of the results to be expected in a full year.

Basis of presentation:

The Company’s financial statements for the three months ended June 30, 2001 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of approximately $3.7 million through June 30, 2002 and will incur additional costs as it continues to develop its operations.  The Company is in default on some of its debt obligations and a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s financial and business plans are focused primarily on the acquisition of Wireless Ronin.  During the three months ended June 30, 2002, the Company advanced an additional $224,500 to Wireless Ronin.  The Company hopes that the acquisition will help the Company attract new investors, and ultimately, to achieve profitability. The Company’s ability to continue as a going concern is largely dependent on its ability, as well as the ability of the companies in which it has investments and advances, to raise additional capital.  As a result, the Company may not be able to continue as a going concern.

The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

2.     Receivable, debenture holder:

At June 30, 2002, the receivable consists of $30,000 due from a holder on a debenture dated June 21, 2002.  The Company received the debenture proceeds in July 2002.

3.     Note payable, bank:

Note payable, bank, includes borrowings of $150,000, with monthly payments of interest only at an interest rate of 1.5% over prime.    The principal balance of the note was due on June 19,  2002 and has been extended to August 19, 2002.  The revised note is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company, personal guarantees for the entire amount of the credit facility by the same shareholder and the Chief Executive Officer of the Company and 20,000 shares of the Company’s Commission Junction stock.

4.     Notes payable, other:

Notes payable, consists of the following at June 30, 2002:

Note payable, related party(a)	$50,000
Note payable, related party (b)	20,000
Note payable (b)	6,000

(a)    The note was due on December 31, 2000 with interest at 10%. The note is in default and includes a guarantee by the Chief Executive Officer to transfer personal shares of Commission Junction stock in the event of default by the Company.  No shares have yet been transferred to satisfy this obligation.

(b)   These notes were repaid in July 2002.  In lieu of interest, the note holders were granted a warrant to purchase one share of common stock for each dollar loaned.  The warrants expire in June 2003 and are exercisable at $1.50 per share.

5.     Convertible debentures:

On April 12, 2002, the Company entered into several agreements with an individual debenture holder resulting in the satisfaction of a judgment.  Under the agreements, the debenture holder’s original 9% debenture of $125,000 was exchanged for a new 8% debenture of like amount, convertible at $0.50 cents per share during the 90 days after an approved increase in the Company’s authorized shares.  After the 90 days has expired, or the acquisition of Wireless Ronin has been completed, whichever occurs last, the conversion price is equal to 80% of the average trading price of the stock for the previous 90 trading days.  In exchange for the revised terms of the debenture, approximately $96,000 of accrued interest owed to the debenture holder was forgiven. Also, the debenture holder entered into a new $50,000 8% convertible debenture with similar conversion features, personally collateralized by certain stock owned by the Chief Executive Officer of the Company and certain debt covenants. The debenture holder was also issued warrants to purchase 200,000 shares at an exercise price of $1.50 per share, expiring on April 12, 2005. The Company defaulted on this note on June 15, 2002, however the debenture holder has not exercised his remedies.

The Company also issued the following debentures during the three months ended June 30, 2002:

Convertible debentures, 8%  (a)         $116,500

Convertible debentures, 8%  (b)           108,000

(a)    Convertible at $0.50 per share during the 90 days after an approved increase in the Company’s authorized shares.  After the 90 days has expired, the conversion price is equal to 80% of the average trading price of the stock for the previous 90 trading days.   All debentures state that substantially all funds being raised will be loaned to Wireless Ronin and shall collateralize the debenture.  As  further consideration, each debenture holder received a warrant to purchase one share of common stock for each dollar loaned.  The warrants are exercisable at $1.50 per share and expire December 2003.  In addition, one $50,000 debenture has been personally guaranteed by the Chief Executive Officer of the Company.  Another $1,000 debenture has a conversion price floor of $0.50 per share after the 90 day period expiration.

(b)   Convertible at $0.50 per share during the 90 days after an approved increase in the Company’s authorized shares.  After the 90 days has expired, the conversion price is equal to the greater of  $0.50 per share or 80% of the average trading price of the stock for the previous 90 trading days. These debentures are personally guaranteed by the Chief Executive Officer of the Company. As further consideration, each debenture holder received a warrant to purchase one share of common stock for each dollar loaned.  The warrants are exercisable at $1.50 per share and expire December 2004.

6.     Related party:

Crawford Capital Corp.:

During the three months ended June 30, 2002, the Company paid for office space and telephone used by Crawford Capital Corp., which is owned by the Chief Executive Officer of the Company.  The Company has included these amounts totaling $4,156 as compensation to the Chief Executive Officer of the Company

ITEM 2.  Plan of Operation

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

PART II — Other Information

Item 1.    Legal Proceedings.

As of the date hereof, the Company is not involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds.

There are no changes to report in the first quarter of 2002.

Item 3.    Defaults Upon Senior Securities.

See condensed financial statements filed herewith.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders during the first quarter of 2002.

Item 5.    Other Information.

See Part I, Item 2.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQUNIVERSE, INC.
(Registrant)

Date:	August 9, 2002	/s/ Paul D. Crawford
Paul D. Crawford
Chief Executive Officer and Chief Financial Officer