Form 10QSB
period 2002-09-30
IQUNIVERSE INC
filed 2002-11-19
CIK 716399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest  practicable date:  649,386

PART I — Financial Information

ITEM 1. Financial Statements

IQUNIVERSE, INC.

CONDENSED BALANCE SHEET — SEPTEMBER 30, 2002

(Unaudited)

Assets:
Current assets:
Cash	$3,747
Prepaid and other	16,167

Total current assets	19,914

Property and equipment, net of accumulated depreciation of $20,027	22,021
Investments, net of valuation allowance of $162,500	802,250
Deferred financing costs, net of accumulated amortization of $50,574	68,867

893,138

Total assets	$913,052

Liabilities and shareholders’ equity:
Current liabilities:
Note payable, bank	$150,000
Notes payable, other	25,000
Due to Wireless Ronin	6,000
Convertible debentures	435,000
Convertible subordinated debentures	1,641,781
Accounts payable	165,519
Accrued expenses	394,860
Common stock to be issued	11,000
Due to related party	809,371

Total current liabilities	3,638,531

Shareholders’ equity (deficiency):
Preferred stock:
Series B convertible	882
Series C convertible	2,000
Common stock	6,494
Additional paid-in capital	1,299,068
Stock subscriptions receivable	(124,000)
Accumulated deficit	(3,909,923)

(2,725,479)

Total liabilities and shareholders’ equity	$913,052

See accompanying notes.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended September 30, 2001 and 2002

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002

General and administrative expenses	$162,393	$132,941	$374,462	$226,210

Other income (expenses):
Interest:
Income	521	644	1,030	644
Expense	(45,940)	(98,710)	(88,722)	(171,520)
Gain on disposal of investments	29,750		29,750
Miscellaneous	(7,402)	175	(6,403)	575

Net loss	$(185,464)	$(230,832)	$(438,807)	$(396,511)

Loss per common share, basic and diluted	$(.29)	$(.36)	$(.68)	$(.61)

Weighted average number of common shares, basic and diluted	648,821	649,386	648,821	649,386

See accompanying notes.

IQUNIVERSE, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended September 30, 2002

(Unaudited)

	Preferred stock, Series B convertible 100,000 shares authorized, par value $.01		Preferred stock, Series C convertible 200,000 shares authorized, par value $.01		Common stock 700,000 shares authorized, par value $.01		Additional paid-in capital	Stock subscrip- tions receivable	Accumu- lated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, March 31, 2002	88,160	$882	200,000	$2,000	649,386	$6,494	$974,979	$(124,000)	$(3,513,412)	$(2,653,057)

Warrants granted as incentives for debt exchanges, favorable debt terms and bank guarantee							138,125			138,125

Company expense incurred by Chief Executive Officer							90,000			90,000

Accrued interest surrendered upon exchange of old debenture for new debenture with improved terms							95,964			95,964

Net loss									(396,511)	(396,511)

Balance, September 30, 2002	88,160	$882	200,000	$2,000	649,386	$6,494	$1,299,068	$(124,000)	$(3,909,923)	$(2,725,479)

See accompanying notes.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30, 2001 and 2002

(Unaudited)

	2001	2002

Cash flows from operating activities:
Net loss	$(438,807)	$(396,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,972	4,030
Amortization of deferred financing costs		22,893
Accreted interest		35,947
Common stock promised for investment in proposed acquiree		11,000
Non-cash options issued for bank guarantee and compensation		44,463
Gain on disposal of investment	(29,750)
Loss on sale of equipment	77
Changes in operating assets and liabilities:
Prepaid and other	1,715	(1,901)
Accounts payable	31,548	29,815
Accrued expenses	54,269	80,329

Net cash used in operating activities	(376,976)	(169,935)

Cash flows from investing activities:
Proceeds from sale of equipment	507
Cash (paid for) received from investments	17,000	(378,000)

Net cash (used in) provided by investing activities	17,507	(378,000)

Cash flows from financing activities:
Proceeds from:
Notes payable, other		41,000
Convertible debentures	447,500	525,200
Payments on:
Notes payable, other	(10,000)	(16,000)
Notes payable, bank	(50,000)
Advances from related party	(7,613)	(6,455)

Net cash provided by financing activities	379,887	543,745

See accompanying notes.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30, 2001 and 2002

(Unaudited)

	2001	2002

Net increase (decrease) in cash	$20,418	$(4,190)

Cash, beginning	553	7,937

Cash, ending	$20,971	$3,747

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,067	$7,388

Supplemental schedule of non-cash investing and financing activities:

Equipment purchased:
Increase in accounts payable	$2,500
Advance from related party	500

Total purchase price	$3,000

Sale of investment:
Original cost of investment	$21,250
Gain on sale	29,750

Total proceeds, paid to related party to reduce related party debt	$51,000

Accrued interest converted to debt	$35,151	$8,000

Additional Paid-in capital:
Warrants granted as incentives for debt exchanges, favorable terms and bank guarantee		$138,125

Company expense incurred by Chief Executive Officer		$90,000

Accrued interest surrendered as additional paid in capital upon exchange of old debenture for new debenture with improved terms		$95,964

See accompanying notes.

IQUNIVERSE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended September 30, 2001 and 2002

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

On October 8, 2001, the Company entered into a letter of intent to merge with Wireless Ronin Technologies, Inc. (Wireless Ronin), a developer of a wireless hand-held computer for industrial and business applications.  Wireless Ronin is currently a development stage enterprise with no sales revenue since its inception in March 2000.  On February 6, 2002, the Company entered into an asset purchase agreement, subsequently modified, whereby the Company would acquire Wireless Ronin.  Under the terms of the revised agreement, the Company would form a wholly owned subsidiary to acquire all of the assets and assume certain liabilities of Wireless Ronin in exchange for 15,000,000 shares of Company common stock.  The 15,000,000 shares will represent approximately 70% of the Company’s common stock.  The acquisition will be accounted for as a reverse merger.  The agreement is contingent upon consent of Wireless Ronin’s shareholders, satisfactory due diligence, and approval by the Company’s shareholders to eliminate the preferred liquidation preference for the Series B and C preferred stock and to increase the authorized number of common stock to 100,000,000 shares.  The Company has scheduled a shareholders meeting on November 18, 2002 to vote on these matters as more fully disclosed in a Proxy statement.

Interim financial statements:

                        The condensed financial statements of the Company for the three and six months ended September 30, 2001 and 2002 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2001 and 2002 and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for March 31, 2002 filed with the Securities and Exchange Commission.

The results of operations for the six months ended September 30, 2001 and 2002 are not necessarily indicative of the results to be expected in a full year.

Basis of presentation:

The Company’s financial statements for the six months ended September 30, 2001 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of approximately $3.9 million through September 30, 2002 and will incur additional costs as it continues to develop its business.  The Company is in default on some of its debt obligations and a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s ability to continue as a going concern is largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital.  As a result, the Company may not be able to continue as a going concern.

The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

2.     Investments and common stock payable:

During the six months ended September 30, 2002, the Company advanced $378,000 to Wireless Ronin for a total investment of $699,000.  On September 26, 2002, the Chief Executive Officer of the Company raised an additional $20,000 of equity directly for Wireless Ronin, however, the funds were deposited in the Company’s account and $14,000 was remitted to Wireless Ronin.  The remaining $6,000 was transferred to Wireless Ronin on October 1, 2002.   The Wireless Ronin direct investors also received a promise to be issued a total of 20,000 shares of IQUniverse after an increase in authorized common shares and 20,000 common stock warrants, exercisable at $1.50 and expiring in September 2005.  The common stock payable is valued at $11,000 and the warrants were determined to have no value based upon a Black-Scholes calculation using 0% volatility because the stock is thinly traded and a discount rate of 3.25%.

3.     Note payable, bank:

Note payable, bank, includes borrowings of $150,000, with monthly payments of interest only at an interest rate of 1.5% over prime.    The principal balance of the note was due on June 19, 2002 and was extended to August 19, 2002, September 30, 2002 and again to December 30, 2002.  The revised note is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company, personal guarantees for the entire amount of the credit facility by the same shareholder and the Chief Executive Officer of the Company and 20,000 shares of the Company’s Commission Junction stock.  The shareholder had been issued warrants and extended expiration dates on previously issued warrants as consideration for the guarantee for a total of $50,125. This beneficial consideration has been added to additional paid-in capital and recorded as additional interest expense over the period of the guarantee; $40,000 as of March 31, 2002 and $10,125 in the six months ending September 30, 2002. No additional consideration has been given to the shareholder for his subsequent continuing guarantee. The Company is obligated to pay two monthly principal payments of $1,000 plus accrued interest, beginning October 2002 with the remaining principal and interest due December 30, 2002.

4.              Notes payable:

Notes payable consists of the following at September 30, 2002:

Note payable, related party (a)	$5,000
Note payable (b)	20,000

$25,000

(a)       This note was repaid subsequent to September 30, 2002.  In lieu of interest, the note holder was granted 10,000 warrants for common stock exercisable at $1.50 per share and expiring in September 2005.

(b)      This note was exchanged for a convertible debenture, including interest and an additional cash loan subsequent to September 30, 2002.  In addition, the note holder received 20,000 warrants for common stock exercisable at $1.50 per share and expiring in June 2003.

The value of the warrants issued in connection with the above notes was calculated using the Black-Scholes model using 0% volatility as the stock is thinly traded and a discount rate of 3.25%. The warrants were determined to have no value.

In August 2002, the holder of a $50,000 note due December 31, 2000 converted the note into a convertible debenture.  The note had been in default and contained a guarantee by the Chief Executive Officer of the Company to transfer certain personal shares of Commission Junction stock in the event of default by the Company.  The Chief Executive Officer of the Company transferred 1,000 of his shares of Commission Junction stock valued at $18,000 to satisfy the agreement and the Company accrued $8,000 of interest on the note.

5.     Convertible debentures:

The Company issued the following debentures during the six months ended September 30, 2002:

Convertible debentures, 8% (a)	$96,500
Convertible debentures, 8% (b)	133,000
Convertible debentures, 8% (c)	125,700
Convertible debentures, 8% (d)	108,000
Convertible debentures 8% (e)	70,000

(a)          Convertible at $0.50 per share during the 90 days after an approved increase in the Company’s authorized shares.  After the 90 days have expired, the conversion price is equal to 80% of the average trading price of the stock for the previous 90 trading days.  All debentures state that substantially all funds being raised will be loaned to Wireless Ronin and shall collateralize the debenture.  As further consideration, each debenture holder received a warrant to purchase one share of common stock for each dollar invested.  The warrants are exercisable at $1.50 per share and expire December 2003.  In addition, one $50,000 debenture has been personally guaranteed by the Chief Executive of the Company.  Another $1,000 debenture has a conversion price floor of $0.50 per share after the 90 day period expiration.

(b)         Convertible at $0.50 per share during the 90 days after an approved increase in the Company’s authorized shares.  After the 90 days have expired, the conversion price is equal to the lesser of $2.00  per share or 80% of the average closing bid price of the stock for the previous 90 trading days.   All of these debentures except $25,000 are personally guaranteed by the Chief Executive Officer of the Company.  As further consideration, each debenture holder received a warrant to purchase one share of common stock for each dollar loaned.  The warrants are exercisable at $1.50 per share and expire December 2004.

(c)          Convertible at $0.50 per share. As further consideration, each debenture holder received a warrant to purchase one share of common stock for each dollar loaned.  The warrants are exercisable at $1.50 per share and expire at various dates from June 2005 to Sept 2005.  $55,000 of these debentures are personally guaranteed by the Chief Executive of the Company.

(d)         The holder of a $50,000 note payable from the Company converted the note into a debenture, including an additional cash loan of $50,000 plus interest accrued on the original note payable of $8,000.  As further consideration, the debenture holder received warrants to purchase 108,000 common shares of stock, exercisable at $1.50 and expiring in June 2005.  The debenture holder also received 2,000 shares of Commission Junction owned by the Chief Executive Officer of the Company valued at $36,000.  The debenture is personally guaranteed and is collateralized by 22,500 additional Commission Junction shares owned personally by the Chief Executive Officer.

(e)          A debenture holder exchanged a $20,000 8% debenture plus an additional cash loan of $50,000 for a new $70,000 debenture. As further consideration, the debenture holder received warrants to purchase 70,000 common shares of stock, exercisable at $1.50 and expiring in June 2005.  The debenture holder also received 2,000 shares of Commission Junction owned by the Chief Executive Officer of the Company valued at $36,000.  The debenture is personally guaranteed and is collateralized by 5,000 additional Commission Junction shares owned personally by the Chief Executive Officer.

The value of the warrants issued in connection with the above debentures was calculated using the Black-Scholes model using 0% volatility as the stock is thinly traded and a discount rate of 3.25%.  The warrants were determined to have no value. The value of the Commission Junction stock given in connection with the above debenture is $72,000 based upon management’s estimate of $18 per share and is included in paid-in capital and deferred financing costs.

The conversion terms of the debentures for the $25,000 in (b) without the guarantee and at (c), (d) and (e) above were below market price at the time of issuance.  The Black Scholes model was used to determine the value of the conversion terms. The resulting estimated value of $128,000 is recorded as an addition to paid-in capital and an offset against the debentures to be amortized over the one year term of the conversion feature.

6.     Related parties:

Crawford Capital Corp.:

During the three months and six months ended September 30, 2002, the Company paid for office space and telephone used by Crawford Capital Corp., which is owned by the Chief Executive Office of the Company. In lieu of compensation to the Chief Executive Officer of the Company, the Company has included these amounts totaling $4,178 and $8,334, respectively, in general and administrative expense. A payable to Crawford Capital Partners, an entity controlled by the Chief Executive Officer of the Company for $8,500 is included in due to related parties at September 30, 2002.

Chief Executive Officer:

The Chief Executive Officer loans money to the Company in the form of notes payable. The notes bear interest at 9% and are due at various dates through September 2003. Due to related parities includes principal totaling $662,009 and accrued interest of $130,140 plus a payable for $6,000 at September 30, 2002.  On October 3, 2002, the Company and Wireless Ronin agreed that $550,000 of these notes will be converted to Company stock at $1.00 per share if the shareholders approve an increase in the authorized number of common shares at the November 18, 2002 shareholder meeting.

Net Medical, Inc.:

During fiscal year 2001, the Company borrowed $3,000 from Net Medical, Inc., which has the same Chief Executive Officer as the Company. A balance of $2,722 is owed at September 30, 2002.

ITEM 2.  Plan of Operations

                The Company called a Special Meeting of Shareholders to be held on Monday, November 18, 2002, for the purposes of:  (1) approving an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock; (2) approving an amendment to the Statement of Designation of Rights and Limitations authorizing the Series B Convertible Preferred Stock to eliminate the liquidation preferences granted Series B holders; and, (3) approving an amendment to the Statement of Designation of Rights and Limitations authorizing the Series C Convertible Preferred Stock to eliminate the liquidation preference granted Series C holders.

In conjunction with solicitation of proxies for use at the Special Meeting, a definitive Proxy Statement pursuant to Section 14(a) was filed with the Securities & Exchange Commission on October 25, 2002.    Proposals (1) through (3) listed above relate, in whole or in part, directly to the proposed acquisition of the assets and assumption of certain liabilities of Wireless Ronin Technologies, Inc. (“Wireless Ronin”).  The acquisition of Wireless Ronin is contingent upon the passing of all of these proposals, thus a vote in favor of the proposals is indirect approval of the proposed acquisition.  No separate shareholder vote on the acquisition per se is required.

A copy of the audited financial statements of Wireless Ronin for the fiscal year ended March 31, 2002 and the unaudited financial statements of Wireless Ronin for the quarter ended June 30, 2002 was included in the Financial Statement portion of the Proxy Statement.

The IQUniverse Board of Directors has unanimously approved and adopted the Amended and Restated Acquisition Agreement and Plan of Reorganization (the “Acquisition Agreement”) between IQUniverse, IQAcquisition Corp., a subsidiary of IQUniverse (“IQAcquisition”), Wireless Ronin Technologies, Inc. (“Wireless Ronin”) and John Behr as majority shareholder (the “Acquisition”).

                Pursuant to the Acquisition Agreement, as soon as possible following the satisfaction or waiver of all conditions to the consummation of the Acquisition, IQAcquisition will acquire all of the assets and assume certain liabilities of Wireless Ronin.  IQAcquisition will subsequently change its name to Wireless Ronin Technologies and will operate as a wholly owned subsidiary of IQUniverse.  The current corporate entity known as Wireless Ronin will be wound down, liquidated and dissolved.  For accounting purposes the transaction will be treated as a reverse acquisition of IQUniverse by Wireless Ronin.  For tax purposes, it is intended the transaction will be treated as a tax-free reorganization within the meaning of Sections 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended.

                Wireless Ronin Technologies is a developer of advanced wireless computing solutions.  They are focused on developing private label solutions and embedded modules that leverage state of the art6 and emerging software, hardware, manufacturing, and telecommunications technologies.  They do not seek to sell their products in the consumer market.  They are a business to business solution provider.  Wireless Ronin provides stand-alone applications for single purpose wireless devices using either Windows or Linux systems.  Their first application of a specific solution (freedomPORT™) was a wireless-computing device with functionality between a hand-held and a laptop, providing a solution for field force automation.  This solution and its development have led them to creating advanced wireless computing solutions for other specific applications.  Their second solution is a family of ALPs (advanced listening post) designed specifically for a partner in the retail space.  Their third solution is a RME (rugged module enclosure) a solution designed for field communications, in conjunction with two large corporations, creating a total solution, providing emergency vehicles of all types, from law enforcement to military, an “always on communication system.”  They have worked with key industry leaders to define the requirements for many application specific wireless-computing solutions.

                The Company intends to turn its full attention and resources to the financing, production and sale of the Wireless Ronin products as well as the development of an enhanced product line.  It will be necessary for the Company to raise substantial additional working capital to enable it to meet its operational goals.  If the Company is not successful in its fund raising efforts, the generation of revenues could be significantly delayed and the enterprise could ultimately fail.

ITEM 3.  Controls and Procedures

Disclosure Controls and Procedures.  Within the 90 days prior to the date of this report, Paul D. Crawford, our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, such officer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings.

                Internal Controls and Procedures.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item 1.  Legal Proceedings.

             As of the date hereof, the Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

             There are no changes to report in the second quarter of 2002.

Item 3.  Defaults Upon Senior Securities.

             See condensed financial statements filed herewith.

Item 4.  Submission of Matters to a Vote of Security Holders.

             No matters were submitted to security holders during the second quarter of 2002, except for the Special Meeting materials described under “Plan of Operations” above.

Item 5.  Other Information.

             See Part I, Item 2.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	EXHIBITS
Exhibit 99.1 — Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K: The Company had no current reports on Form 8-K during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQUNIVERSE, INC.

By:	/s/ Paul D. Crawford
Paul D. Crawford, Chief Executive Officer

Date:    November 19, 2002

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul D. Crawford, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of IQUniverse, Inc. (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.             As the Registrant’s only certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             As the Registrant’s only certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             As the Registrant’s only certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 19, 2002.

By:	/s/ Paul D. Crawford
Paul D. Crawford, Chairman and Chief Executive Officer and Chief Financial Officer