Form 10QSB
period 2002-12-31
IQUNIVERSE INC
filed 2003-02-19
CIK 716399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

PART I—Financial Information

ITEM 1. Financial Statements

IQUNIVERSE, INC.

CONDENSED BALANCE SHEET—DECEMBER 31, 2002

Assets:
Current assets:
Cash	$5,390
Prepaid and other	16,323

Total current assets	21,713

Property and equipment, net of accumulated depreciation of $21,998	20,050
Investments, net of valuation allowances totaling $922,495	55,755
Deferred financing costs	7,647

83,452

Total assets	$105,165

Liabilities and shareholders’ equity:
Current liabilities:
Note payable, bank	$147,000
Convertible debentures	435,000
Convertible subordinate debentures	1,617,037
Accounts payable	241,654
Accrued expenses	458,515
Common stock payable	112,250
Due to related parties	754,206

Total current liabilities	3,765,662

Shareholders’ equity:
Preferred stock:
Series B convertible, $.001 par value, 100,000 shares authorized; 88,160 shares issued and outstanding	88
Series C convertible, $.001 par value, 200,000 shares authorized; 200,000 shares issued and outstanding	200
Common stock, $.001 par value, 50,700,000 shares authorized; 649,386 shares issued and outstanding	649
Additional paid-in capital	1,661,539
Stock subscriptions receivable	(124,000)
Accumulated deficit	(5,198,973)

(3,660,497)

Total liabilities and shareholders’ equity	$105,165

See notes to condensed financial statements.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF OPERATIONS

	December 31, 2001		December 31, 2002
	Three months ended	Nine months ended	Three months ended	Nine months ended

General and administrative expenses	$(62,213)	$(436,675)	$(303,834)	$(529,947)
Gain on sale of investments		29,750
Loss due to revaluation and write-down of impaired investments	(160,000)	(160,000)	(772,495)	(772,495)

Loss from operations	(222,213)	(566,925)	(1,076,329)	(1,302,442)

Other income (expense):
Interest:
Income	498	1,527		644
Expense	(50,362)	(139,084)	(212,721)	(384,242)
Miscellaneous	700	(5,703)		479

Net loss	$(271,377)	$(710,185)	$(1,289,050)	$(1,685,561)

Loss per common share, basic and diluted	$(.42)	$(1.09)	$(1.99)	$(2.60)

Weighted average number of common shares, basic and diluted	649,386	649,386	649,386	649,386

See notes to condensed financial statements.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended December 31, 2002

	Preferred stock Series B convertible 100,000 shares authorized, par value $.01		Preferred Stock Series C convertible 200,000 shares authorized, par value $.01		Common stock 50,700,000 shares authorized, par value $.01		Additional paid-in capital	Stock subscrip- tions receivable	Accumu- lated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, March 31, 2002	88,160	$882	200,000	$2,000	649,386	$6,494		$974,979	$(124,000)	$(2,653,057)

Incentives granted for debt exchanges, favorable debt terms and bank guarantee							531,490			531,490

Company expense incurred by Chief Executive Officer							50,667			50,667

Accrued interest surrendered upon exchange of old debenture with improved terms							95,964			95,964

Change in par value		(794)		(1,800)		(5,845)	8,439

Net loss									(1,685,561)	(1,685,561)

Balance December 31, 2002	88,160	$88	200,000	$200	649,386	$649	$1,661,539	$(124,000)	$(5,198,973)	$(3,660,497)

See notes to condensed financial statements.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	December 31, 2001	December 31, 2002

Cash flows from operating activities:
Net loss	$(710,185)	$(1,685,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,003	6,001
Amortization of deferred financing costs		43,020
Revaluation and write-down of impaired investments	160,000	772,495
Accreted interest		182,628
Fair value of warrants issued and common stock promised for bank guarantees, compensation, and investment in Wireless Ronin		189,722
Gain on disposal of investment	(29,750)
Loss on sale of equipment	165
Change in operating assets and liabilities:
Prepaid and other	(88)	(2,057)
Accounts payable	71,380	115,711
Accrued expenses	16,773	172,307

Net cash used in operating activities	(485,702)	(205,734)

Cash flows from investing activities:
Proceeds from sale of equipment	1,007
Investments made	(155,000)	(410,000)
Proceeds from sale of investment stock	17,000

Net cash used in investing activities	(136,993)	(410,000)

Cash flows from financing activities:
Proceeds from:
Notes payable, other	20,000	41,000
Advance from related parties	86,251	49,137
Convertible debentures	596,750	599,800
Payments on:
Notes payable, other	(10,000)	(16,000)
Note payable, bank	(50,000)	(3,000)
Advance from related parties		(57,750)

Net cash provided by financing activities	643,001	613,187

See notes to condensed financial statements.

IQUNIVERSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	December 31, 2001	December 31, 2002

Net increase (decrease) in cash	$20,306	$(2,547)

Cash, beginning	553	7,937

Cash, ending	$20,859	$5,390

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,352	$11,746

Supplemental schedule of non-cash investing and financing activities:
Equipment purchased:
Increase in accounts payable	2,500
Advance from related party	500

Total purchase price	$3,000

Sale of investment:
Original cost of investment	$21,250
Gain on sale	29,750

Total proceeds, paid to related party to reduce related party debt	$51,000

Accrued interest converted to debt	$35,151	$8,000

Company expense incurred by Chief Executive Officer		$50,667

Notes payable, other, converted into convertible debentures		$70,000

Debt discounts recorded to recognize warrants, common stock and beneficial conversion features granted to debenture holders		$505,525

Reduction of advances from related party for the benefit of non-related debenture holders		$111,500

Accrued interest surrendered as additional paid-in capital upon exchange of old debenture for new debenture with improved terms		$95,964

See notes to condensed financial statements.

IQUNIVERSE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended December 31, 2001 and 2002

1.              Summary of significant accounting policies:

Nature of operations:

IQUniverse, Inc. (Company) formerly known as Calendar Capital Inc. dba Entrenaut, Inc. located in Minneapolis, Minnesota, was founded on July 1, 1999, with the purpose of starting, developing and managing Internet-related businesses.   By March 31, 2001, the Company had refocused its business from an Internet incubator to a developer and operator of a business concept utilizing the Internet as a tool to provide products and services to institutions of higher learning and their students.  A feasibility study conducted in early August 2001 concluded that assumptions necessary to support this business concept were not currently feasible.

On October 8, 2001, the Company entered into a letter of intent to merge with Wireless Ronin Technologies, Inc. (Wireless Ronin), a developer of a wireless hand-held computer for industrial and business applications.  Wireless Ronin is currently a development stage enterprise with no sales revenue since its inception in March 2000.  On February 6, 2002, the Company entered into an asset purchase agreement, subsequently modified, whereby the Company would acquire Wireless Ronin.  Under the terms of the revised agreement, the Company would form a wholly-owned subsidiary to acquire all of the assets and assume certain liabilities of Wireless Ronin in exchange for 15,000,000 shares of Company common stock, representing approximately 70% of the Company’s common stock.  The acquisition was to be accounted for as a reverse merger and the agreement was contingent upon consent of Wireless Ronin’s shareholders, satisfactory due diligence, and approval by the Company’s shareholders to eliminate the preferred liquidation preference for the Series B and C preferred stock and to increase the authorized number of common stock to 100,000,000 shares.  The Company held a shareholders meeting on November 18, 2002, to vote on these matters and all matters were approved.

On January 7, 2003, Wireless Ronin cancelled the asset purchase agreement.  The Company is currently negotiating a settlement with Wireless Ronin with regard to the cancellation.

Interim financial statements:

The condensed financial statements of the Company for the three and nine months ended December 31, 2001 and 2002, ave been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of December 31, 2001 and 2002, and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for March 31, 2002, filed with the Securities and Exchange Commission.

The results of operations for the nine months ended December 31, 2001 and 2002, are not necessarily indicative of the results to be expected in a full year.

Basis of presentation:

The Company’s financial statements for the nine months ended December 31, 2001 and 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred losses of approximately $5.2 million through December 31, 2002, and will incur additional costs as it continues operations.  The Company is in default on some of its debt obligations and a substantial amount of the Company’s assets are investments in and advances to start-up companies, the realization of which is entirely dependent on these companies developing profitable operations. The Company’s ability to continue as a going concern is largely dependent on its ability, as well as the ability of the companies in which it has investments, to raise additional capital.  As a result, the Company may not be able to continue as a going concern.

The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

2.              Investments and common stock payable:

Wireless Ronin and common stock payable:

During the nine months ended December 31, 2002, the Company advanced $410,000 to Wireless Ronin for a total investment of $725,000.  Since September 2002, the Chief Executive Officer of the Company helped raise an additional $123,000 of equity directly for Wireless Ronin.   The majority of Wireless Ronin direct investors also received a promise to be issued a total of 103,000 shares of IQUniverse after an increase in authorized common shares and 103,000 common stock warrants, exercisable at $1.50 and expiring in September 2005.  The common stock payable is valued at $112,250 and the warrants were determined to have no value based upon a Black-Scholes calculation using a discount rate of 3.25% and 0% volatility because the stock is thinly traded.

Since February 2002, Wireless Ronin has not generated any revenue and has been relying primarily on funds advanced from the Company to sustain its operations.   In management’s opinion, the ability of Wireless Ronin to continue as a going concern is largely dependent on its ability to raise additional capital and establish sustained profitable operations.  As a result, the Company has recorded a valuation allowance of $725,000 at December 31, 2002.

Commission Junction, Inc.:

The Company owns 20,650 shares of common stock of Commission Junction, Inc., a privately-held company that provides a mechanism for affiliates and merchants to find each other over the Internet and track transactions between the two companies.   The stock has been recorded at its historical cost of $5.00 per share, or $103,250.  During the three months ended December 31, 2002, management has become aware of sales of Commission Junction common stock between private investors for $2.70 per share.  Accordingly, the Company has recorded a valuation allowance of $2.30 per share, or $47,495 at December 31, 2002.

3.              Note payable, bank:

Note payable, bank, includes borrowings of $147,000, with monthly payments of $1,000 principal plus interest at an interest rate of 1.5% over prime.  The principal balance of the note was due on June 19, 2002, and was extended several times, most recently, to December 30, 2003.  The revised note is secured by all business assets of the Company, a bank account pledged by a shareholder of the Company, personal guarantees for the entire amount of the credit facility by the same shareholder and the Chief Executive Officer of the Company and 20,000 shares of the Company’s Commission Junction stock.  The shareholder had been issued warrants and extended expiration dates on previously issued warrants as consideration for the guarantee for a total of $50,125. This beneficial consideration was added to additional paid-in capital and recorded as additional interest expense over the period of the guarantee; $40,000 as of March 31, 2002, and $10,125 in the nine months ending December 31, 2002. No additional consideration has been given to the shareholder for his subsequent continuing guarantee. Subsequent to December 31, 2002, the Chief Executive Officer of the Company contributed certain personally owned shares of Commission Junction to the shareholder in exchange for the shareholder to make a $30,000 payment against the bank note.

4.              Notes payable, other:

In August 2002, the holder of a $50,000 note due December 31, 2000, converted the note into a convertible debenture.  The note had been in default and contained a guarantee by the Chief Executive Officer of the Company to transfer certain personal shares of Commission Junction stock in the event of default by the Company.  The Chief Executive Officer of the Company transferred 1,000 of his shares of Commission Junction stock valued at $18,000 to satisfy the agreement and the Company accrued $8,000 of interest on the note.

In October 2002, the holder of a $20,000 short-term note converted the note into a $26,000 8% convertible debenture, including the conversion of $6,000 of personal debt owed to the note holder by the Chief Executive Officer of the Company.  The conversion of personal debt was recorded as a non-cash reduction of amounts due to related party and an increase to the debenture.  The note holder was granted 26,000 warrants for common stock, exercisable at $1.50 per share and expiring in September 2005, and 26,000 shares of common stock, to be issued after shareholder approval of an increase in authorized shares.   A debt discount of $26,000 has been recorded as an increase to additional paid-in capital for the value of the warrants, common stock and beneficial conversion features of the debenture.  The discount is being amortized over the one year life of the debenture.

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

6.              Convertible subordinated debentures:

		Granted				Unamortized
Interest rate	Face amount	Warrants for common stock	Shares of Common stock	Total debt discount	Less Amortization	Discount December 31, 2002

Debentures issued during the nine months ended December 31, 2002, and generally due within one year are as follows:

8% (a)	$96,500	96,500
8% (b)	108,000	129,000		$4,125	$4,125
8% (c)	231,100	231,100	240,100	198,600	74,997	$123,603
8% (d)	108,000	108,000	50,000	108,000	38,880	69,120
8% (e)	70,000	70,000	70,000	70,000	20,417	49,583
8% (f)	15,700	15,700		14,800	7,420	7,380
8% (g)	110,000	110,000	50,000	110,000	22,916	87,084

	739,300	760,300	410,100	505,525	168,755	336,770

Debentures out-standing at March 31, 2002	1,214,507			13,873	13,873

	1,953,807	760,300	410,100	$519,398	$182,628	$336,770

Unamortized Discount	(336,770)

Net debt	$1,617,037

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

(b)         Convertible at $0.50 per share during the 90 days after an approved increase in the Company’s authorized shares. After the 90 days have expired, the conversion price is equal to the lesser of $2.00 per share or 80% of the average closing bid price of the stock for the previous 90 trading days.   All of these debentures are personally guaranteed by the Chief Executive Officer of the Company.

(c)          Convertible at $0.50 per share, $156,000 of these debentures are personally guaranteed by the Chief Executive Officer of the Company.  Of these debentures $51,500 were the conversion of a personal note by the Chief Executive Officer payable to the investor for a reduction of amounts owed to the Chief Executive Officer by the Company.

(d)         Convertible at $0.50 per share.  The holder of a $50,000 note payable from the Company converted the note into a debenture, including an additional cash loan of $50,000 plus interest accrued on the original note payable of $8,000.    The debenture holder also received 2,000 shares of Commission Junction owned by the Chief Executive Officer of the Company initially valued at $36,000(h).  The debenture is personally guaranteed and is collateralized by 22,500 additional Commission Junction shares owned personally by the Chief Executive Officer.  These debentures also included a beneficial conversion feature where the Company’s trading stock value on the date of issue exceeded the conversion price.

(e)          Convertible at $0.50 per share. A debenture holder exchanged a $20,000 8% debenture plus an additional cash loan of $50,000 for a new $70,000 debenture. The debenture holder also received 2,000 shares of Commission Junction owned by the Chief Executive Officer of the Company initially valued at $36,000(h).  The debenture is personally guaranteed and is collateralized by 5,000 additional Commission Junction shares owned personally by the Chief Executive Officer.  These debentures also included a beneficial conversion feature where the Company’s trading stock value on the date of issue exceeded the conversion price.

(f)            Convertible at $0.50 per share.  These debentures also included a beneficial conversion feature where the Company’s trading stock value on the date of issue exceeded the conversion price.

(g)         Convertible at $0.50 per share.   The debenture is personally guaranteed by the Chief Executive Officer of the Company and is collateralized by 5,000 shares of Commission Junction stock owned by the Chief Executive Officer of the Company.  The debenture holder may also request a redemption of $25,000 of this debenture through April 2003, with a 30 day notice to the Company. This debenture also included a beneficial conversion feature where the Company’s trading stock value on the date of issue exceeded the conversion price.  Of this debenture $60,000 was the conversion of a personal note to the investor from the Chief Executive Officer for a reduction of amounts owed to the Chief Executive Officer by the Company.

(h)         The value of the Commission Junction stock given in connection with the above debentures was $72,000 based upon management’s estimate of $18 per share and was included in paid-in capital and deferred financing costs.  During the third quarter 2002, new information regarding the Commission Junctions investment was received valuing the stock at $2.70 per share and a write-down of $39,333 was recorded as a reduction to deferred financing costs and additional paid in capital.

Debt discount:

The warrants issued in connection with the above debentures are exercisable at $1.50 and expire in three years from date of issue at various dates through December 2005.  The value of the warrants was calculated using the Black-Scholes model using a discount rate of 3.25% and 0% volatility as the stock is thinly traded.  Most warrants were determined to have no value.

The common stock granted to debenture holders was not issuable until the shareholders approved an increase in the number of authorized shares, which occurred on November 18, 2002.  As of December 31, 2002, the shares had not been issued to the debenture holders.  The common stock to be issued was valued at the market trading value of the Company’s stock on the date of the debenture.

The fair values of the warrants issued and common stock to be issued and the intrinsic value of the beneficial conversion features were added together and recorded as a debt discount and additional paid-in capital, the aggregate of which could not exceed the proceeds received from the debenture holder in accordance with EITF 98-5 and 00-27. The debt discount is being amortized over the life of the related debentures, usually one year.

7.              Related parties:

Crawford Capital Corp.:

During the three months and nine months ended December 31, 2002, the Company paid for office space and telephone used by Crawford Capital Corp., which is owned by the Chief Executive Office of the Company.  In lieu of compensation to the Chief Executive Officer of the Company, the Company has included these amounts totaling $3,081 and $11,415, respectively, in general and administrative expenses. A payable to Crawford Capital Partners, an entity controlled by the Chief Executive Officer of the Company of $12,138 is included in due to related parties at December 31, 2002.

Chief Executive Officer:

The Chief Executive Officer loans money to the Company in the form of notes payable. The notes bear interest at 9% and are due at various dates through December 2003. Due to related parties includes principal totaling $590,509 and accrued interest of $143,837 plus a payable for $500 at December 31, 2002.

Net Medical, Inc.:

During fiscal year 2001, the Company borrowed $3,000 from Net Medical, Inc., which has the same Chief Executive Officer as the Company. A balance of $2,722 is owed at December 31, 2002.

Other:

A brother of the Chief Executive Officer was owed $5,000 at December 31, 2002, on a note payable.  The note holder was granted 10,000 warrants for common stock exercisable at $1.50 per share and expiring in September 2005.  The value of the warrants was calculated using the Black-Scholes model using a discount rate of 3.25% and 0% volatility as the stock is thinly traded. The warrants were determined to have no value.

8.              Commitments:

The Company has a commitment to issue 503,100 shares of common stock, granted to debenture holders and parties who made direct investments into Wireless Ronin during the nine month ended December 31, 2002.

ITEM 2.  Plan of Operations

At a Special Meeting of Shareholders on Monday, November 18, 2002, the Company (1)  approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock; (2) approved an amendment to the Statement of Designation of Rights and Limitations for the Series B Convertible Preferred Stock to eliminate the liquidation preferences granted Series B holders; and, (3) approved an amendment to the Statement of Designation of Rights and Limitations for the Series C Convertible Preferred Stock to eliminate the liquidation preference granted Series C holders.

Proposals (1) through (3) listed above related, in whole or in part, directly to the proposed acquisition of the assets and assumption of certain liabilities of Wireless Ronin Technologies, Inc. (“Wireless Ronin”).  The acquisition of Wireless Ronin was contingent upon the passing of all of these proposals, thus a vote in favor of the proposals was indirect approval of the proposed acquisition.  No separate shareholder vote on the acquisition per se was required.

Prior to the Special Meeting, the Company’s Board of Directors had unanimously approved and adopted the Amended and Restated Acquisition Agreement and Plan of Reorganization (the “Acquisition Agreement”) between the Company, IQAcquisition Corp., a subsidiary of the Company (“IQAcquisition”), Wireless Ronin and John Behr as majority shareholder of Wireless Ronin (the “Acquisition”).

Pursuant to the Acquisition Agreement, as soon as possible following the satisfaction or waiver of all conditions to the consummation of the Acquisition, IQAcquisition was to acquire all of the assets and assume certain liabilities of Wireless Ronin.  It was proposed that IQAcquisition would then change its name to Wireless Ronin Technologies and would operate as a wholly owned subsidiary of the Company.  The current corporate entity known as Wireless Ronin was to be wound down, liquidated and dissolved.  For accounting purposes the transaction was to be treated as a reverse acquisition of the Company by Wireless Ronin.  For tax purposes, it was intended that the transaction be treated as a tax-free reorganization within the meaning of Sections 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended.

The Company intended on turning its full attention and resources to the financing, production and sale of the Wireless Ronin products as well as the development of an enhanced product line.  It would have been necessary for the Company to raise substantial additional working capital to enable it to meet its operational goals.  If the Company had not been successful in its fund raising efforts, the generation of revenues could have been significantly delayed and the enterprise could have ultimately fail.

As of the date of this filing, the Acquisition has not been consummated and Wireless Ronin has served a unilateral notice of its intention to cancel the Acquisition Agreement.  Thus it is anticipated by the Company that the Acquisition will not be consummated.  The Company has threatened legal action and the parties are at the present time in the process of negotiating a settlement with regard to the Acquisition Agreement.

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

There are no changes to report in the third quarter of 2002.

Item 3.  Defaults Upon Senior Securities.

See condensed financial statements filed herewith.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders during the third quarter of 2002, except for the Special Meeting materials described under “Plan of Operations” above.

Item 5.  Other Information.

See Part I, Item 2.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                 EXHIBITS

Exhibit 3(i)—Amendment to Articles of Incorporation of IQUniverse, Inc. (Including Amendments to Statements of Designation of Preferences, Rights and Limitations of Series B and Series C Convertible Preferred Stock) filed with the Minnesota Secretary of State on December 4, 2002

Exhibit 99.1—Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                Reports on Form 8-K:  The Company filed a current report on Form 8-K on November 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQUNIVERSE, INC.

By:	/s/ Paul D. Crawford
Paul D. Crawford, Chief Executive Officer

Date:    February 19, 2003

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

Date:                    February 19, 2003.

By:	/s/ Paul D. Crawford
Paul D. Crawford, Chairman and Chief Executive Officer and Chief Financial Officer